Form 10-Q
period 2021-06-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2021-08-12
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40557

INTEGRAL AD SCIENCE HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware		83-0731995
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

95 Morton St., 8th Floor New York, NY 10014
(Address of principal executive offices)
(646)
278-4871
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IAS	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Smaller reporting company	☐	Non-accelerated filer	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
On August 12, 2021, the Registrant had

153,913,622
 shares of common stock, $0.001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$73,234	$51,734
Restricted cash	75	187
Accounts receivable, net	41,491	45,418
Unbilled receivables	25,246	28,083
Prepaid expenses and other current assets	12,701	4,101

Total current assets	152,747	129,523
Property and equipment, net	1,495	2,243
Internal use software, net	16,918	12,322
Intangible assets, net	218,820	243,348
Goodwill	458,276	458,586
Other long-term assets	4,057	3,557

Total assets	$852,313	$849,579

LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,732	$38,789
Due to related party	67	150
Capital leases payable	105	325
Deferred revenue	754	1,144

Total current liabilities	45,658	40,408
Accrued rent	1,913	1,827
Net deferred tax liability	18,808	24,794
Long-term debt	352,095	351,071

Total liabilities	418,474	418,100

Commitments and Contingencies (Note 13)
Members’/Stockholders’ Equity
Units, $4.1322314 par value, 0 units authorized at June 30, 2021, 0 units and 134,039,494 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	553,717
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2021; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized at June 30, 2021, 134,203,403 shares issued and outstanding at June 30, 2021; 0 shares issued and outstanding at December 31, 2020	134	—
Additional paid-in-capital(1)	430,368	—
Accumulated other comprehensive income	3,337	4,523
Accumulated deficit(1)	—	(126,761)

Total members’/stockholders’ equity	433,839	431,479

Total liabilities and members’/stockholders’ equity	$852,313	$849,579

(1)	Balances prior to the Company’s conversion to a Delaware corporation have been reclassified to additional paid-in capital to give effect to the corporate conversion described in Note 1.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020	2021	2020
Revenue	$75,075	$48,320	$142,027	$102,362
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	12,925	8,756	24,344	17,911
Sales and marketing	27,268	16,754	43,813	35,124
Technology and development	20,176	12,726	32,944	25,062
General and administrative	33,044	7,946	41,592	15,586
Depreciation and amortization	14,603	16,413	28,998	32,751

Total operating expenses	108,016	62,595	171,691	126,434

Operating loss	(32,941)	(14,275)	(29,664)	(24,072)
Interest expense, net	(5,167)	(7,695)	(12,126)	(15,953)

Net loss before benefit from income taxes	(38,108)	(21,970)	(41,790)	(40,025)
Benefit from income taxes	3,045	5,519	3,958	9,130

Net loss	$(35,063)	$(16,451)	$(37,832)	$(30,895)

Net loss per share – basic and diluted (1):	$(0.26)	$(0.12)	$(0.28)	$(0.23)

Basic and diluted weighted average shares outstanding	133,981,985	134,050,576	133,996,147	134,051,786

Other comprehensive income (loss):
Foreign currency translation adjustments	718	1,190	(1,186)	(724)

Total comprehensive loss	$(34,345)	$(15,261)	$(39,018)	$(31,619)

(1)	Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/ STOCKHOLDERS’ EQUITY
(UNAUDITED)
Three Months Ended June 30, 2021

	Member’s Interest		Common Stock
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units (1)	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total members’/ stockholders’ equity
Balance, April 1, 2021	133,957,034	$553,304	—	$—	$—	$2,619	$(130,322)	$425,601
Option exercises	246,369	1,075	—	—	3,360	—	—	4,435
Stock-based compensation	—	—	—	—	38,148	—	—	38,148
Foreign currency translation adjustment	—	—	—	—	—	718	—	718
Net loss	—	—	—	—	—	—	(35,063)	(35,063)
Conversion to Delaware corporation (Note 1)	(134,203,403)	(554,379)	134,203,403	134	388,860	—	165,385	—

Balance, June 30, 2021	—	$—	134,203,403	$134	$430,368	$3,337	$—	$433,839

Six Months Ended June 30, 2021

	Member’s Interest		Common Stock
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units (1)	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total members’/ stockholders’ equity
Balance, January 1, 2021	134,039,494	$553,717	—	$—	$—	$4,523	$(126,761)	$431,479
Repurchase of units	(99,946)	(413)					(791)	(1,204)
Units vested	17,486		—	—	—	—	—	—
Option exercises	246,369	1,075	—	—	3,360	—	—	4,435
Stock-based compensation	—	—	—	—	38,148	—	—	38,148
Foreign currency translation adjustment	—	—	—	—	—	(1,186)	—	(1,186)
Net loss	—	—	—	—	—	—	(37,832)	(37,832)
Conversion to Delaware corporation (Note 1)	(134,203,403)	(554,379)	134,203,403	134	388,860	—	165,385	—

Balance, June 30, 2021	—	$—	134,203,403	$134	$430,368	$3,337	$—	$433,839

(1)	Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2020

	Member’s Interest
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units (1)	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total members’/ stockholders’ equity
Balance, April 1, 2020	134,050,576	$553,778	$—	$(1,739)	$(108,821)	$443,218
Foreign currency translation adjustment	—	—	—	1,190	—	1,190
Net loss	—	—	—	—	(16,451)	(16,451)
Balance, June 30, 2020	134,050,576	$553,778	$—	$(549)	$(125,272)	$427,957

Six Months Ended June 30, 2020

	Member’s Interest
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units (1)	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total members’/ stockholders’ equity
Balance, January 1, 2020	134,034,604	$553,862	$—	$175	$(94,365)	$459,672
Repurchase of units	(20,328)	(84)			(12)	(96)
Units vested	36,300	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(724)	—	(724)
Net loss	—	—	—	—	(30,895)	(30,895)
Balance, June 30, 2020	134,050,576	$553,778	$—	$(549)	$(125,272)	$427,957

(1)	Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(IN THOUSANDS)	2021	2020
Cash flows from operating activities:
Net loss	$(37,832)	$(30,895)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	28,998	32,751
Stock-based compensation	41,531	—
Deferred tax provision	(6,582)	—
Amortization of debt issuance costs	683	683
Allowance for doubtful accounts	99	1,170
Non-cash interest expense	395	2,223
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,718	5,777
Decrease in unbilled receivables	2,769	5,073
Increase in prepaid expenses and other current assets	(2,791)	(590)
Increase in taxes receivable	—	(9,074)
Increase in other long-term assets	(602)	(32)
Increase in accounts payable and accrued expenses	2,852	6,622
Increase (decrease) in due to related party	67	(172)
Increase in accrued rent	128	122
Decrease in deferred revenue	(377)	(420)

Net cash provided by operating activities	33,056	13,238

Cash flows from investing activities:
Purchase of property and equipment	(318)	(330)
Acquisition and development of internal use software	(7,778)	(6,385)

Net cash used in investing activities	(8,096)	(6,715)

Cash flows from financing activities:
Principal payments on capital lease obligations	(219)	(976)
Cash paid for share repurchases	(1,204)	(96)
Initial public offering costs paid	(2,767)	—
Exercise of stock options	1,075	—

Net cash used in financing activities	(3,115)	(1,072)

Net increase in cash, cash equivalents and restricted cash	21,845	5,451
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(553)	76
Cash, cash equivalents and restricted cash at beginning of period	54,721	30,370

Cash, cash equivalents, and restricted cash, at end of period	$76,013	$35,897

Supplemental Disclosures:
Cash paid during the period for:
Interest	$11,710	$8,909
Taxes	$1,170	$477
Non-cash investing and financing activities :
Deferred offering costs accrued, not yet paid	$2,956	$—
Assets acquired under capital leases	$—	$185
Property and equipment acquired included in accounts payable	$127	$113
Conversion of members’ equity to additional paid-in capital	$165,385	$—
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

1. Description of business
Integral Ad Science Holding Corp. and its wholly-owned subsidiaries (together, the “Company”), formerly known as Kavacha Topco, LLC, is a global digital advertising verification company. The Company’s mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms. The Company’s cloud-based technology platform provides actionable insights and delivers independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, and video. The Company’s proprietary and Media Rating Council (the “MRC”) accredited Quality Impressions
™
metric is designed to verify that digital ads are served to a real person rather than a bot, viewable on-screen,
and appear in a brand-safe and suitable environment in the correct geography. The Company is an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. The Company helps advertisers optimize their ad spend an
d
 better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.
The Company has its operations within the U.S. in New York, California, Illinois, Washington, Texas and Virginia. Operations outside the U.S. include offices in the U.K., Germany, Italy, Spain, Sweden, Singapore, Australia, France, Japan, Canada, Hong Kong, Brazil, and India.
Corporate conversion and initial public offering
On February 23, 2021, the Company
 amended the certificate of formation of Kavacha Topco, LLC. to change the name of the Company to Integral Ad Science Holding LLC and on June 29, 2021, the Company converted to a Delaware corporation pursuant to a statutory conversion and changed its legal name to Integral Ad Science Holding Corp. All of the outstanding member units were converted into shares of common stock with the same voting rights.
On June 29, 2021, the Company priced an initial public offering (“IPO”) of its common stock, which closed on July 2, 2021. In the IPO, the Company issued and sold
 15,000,000
shares of common stock at a price per share of
$18.00.
The Company received aggregate proceeds of
  $244.0
million from the IPO, net of underwriters’ discounts and commissions, and offering costs. The underwriters were granted a
 30-day
option to purchase up to an additional
2,250,000
shares of common stock from the Company. On July 28, 2021 the underwriters exercised their option to purchase
1,821,330
shares of common stock and the Company received additional proceeds of
$30.4
million, net of underwriters’ discount and
commissions, and offering costs.
2. Basis of presentation and summary of significant accounting policies
This summary of significant accounting policies is presented to assist in understanding the Company’s condensed consolidated financial statements. These accounting policies have been consistently applied in the preparation of the condensed consolidated financial statements.
(a) Basis of presentation
The Company’s condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented. The year-end
condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss, of cash flows and of members’/stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements for the years ended December 31, 2020 and 2019. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2021. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our final IPO prospectus filed with the Securities and Exchange

Commission (“SEC”) on July 1, 2021.
(b) Basis of consolidation
The condensed consolidated financial statements include the accounts of Integral Ad Science Holding Corp. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
(c) Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allocation of purchase price consideration in the business combination and the related valuation of acquired assets and liabilities, the estimated useful lives of our property and equipment, intangible assets and internal use software, the allowance for doubtful accounts, and goodwill impairment testing; the assumptions used to calculate stock-based compensation; and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.
Beginning in the first quarter of 2020, the
COVID-19
pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally, as well as the Company’s business, financial condition and results of operations. In the quarters subsequent to the second quarter of 2020, the underlying demand for the Company’s services has stabilized. Due to the evolving and uncertain nature of
COVID-19,
it is reasonably possible that it could materially impact the Company’s estimates, particularly those noted above that require consideration of forecasted financial information, in the near to medium term. The ultimate impact will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration of the pandemic, new variants and their effects, vaccination rates, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and other economic and operational conditions the Company may face.
(d) Cash, cash equivalents, and restricted cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2021	December 31. 2020
Cash and cash equivalents	$73,234	$51,734
Short term restricted cash	75	187
Long term restricted cash (held in other long-term assets)	2,704	2,800

Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$76,013	$54,721

(e) Accounts receivable, net
Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts. The allowance is estimated based on management’s knowledge of its customers’ financial condition, credit history, and existing economic conditions. Invoices are typically issued with net
30-days
to net
90-days
terms. Account balances are considered delinquent if payment is not received by the due date, and the receivables are written off when deemed uncollectible. These costs are recorded in general and administrative expenses.

The activity in our allowance for doubtful accounts consists of the following as of:

	June 30, 2021	June 30, 2020
Balance, beginning of period	$4,257	5,843
Additional provision	99	1,170
Receivables written off	(558)	(729)

Balance, end of period	$3,798	6,284

(f) Stock-based compensation
Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company used the following assumptions in valuing its time-based service options, which vest over a period of time subject to continued employment (“Time-Based Options”) and return target options (“Return-Target Options”), which vest upon a realized cash return of the equity investment of Vista Equity Partners, the Company’s equity sponsor and funds controlled by Vista Equity Partners (together, (“Vista”):
Expected term
 — For time-based awards, the estimated expected term of options granted is generally calculated as the vesting period plus the midpoint of the remaining contractual term, as the Company does not have sufficient historical information to develop reasonable expectations surrounding future exercise patterns and post-vesting employment termination behavior. For awards subject to market and performance conditions, the expected term represents the period of time that the options granted are expected to be outstanding.
Expected volatility
 — Since the Company does not have substantive trading history of its common stock, volatility is estimated based upon observed option-implied volatilities for a group of peer companies. The Company believes this is the best estimate of the expected volatility over the weighted-average expected term of its option grants.
Risk-free interest rate
 — The risk-free interest rate is based on the implied yield currently available on U.S. Treasury instruments with terms approximately equal to the expected term of the option.
Expected dividend
 — The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company currently has no history or expectation of paying cash dividends on its units.
Fair value
—Prior to the IPO, because there was no public market for the Company’s common stock/units, the board of directors determined the best estimate of the fair value of the Company’s option grants, based on reasonable judgment and numerous objective and subjective factors, including independent third-party valuations of the Company’s common stock/units, operating and financial performance, and general and industry-specific economic outlook, amongst other factors. Following the pricing of the IPO, the Company’s shares are traded in the public market, and accordingly the Company uses the applicable closing price of its common stock to determine fair value.
The Company used the following assumptions in valuing its stock-based compensation:

	June 30, 2021	June 30, 2020 (1)
Estimated fair value	$7.77 –13.93	$2.29
Expected volatility (%)	65.0 –80.0%	70.0-75.0%
Expected term (in years)	3-10	3.25-6.63
Risk-free interest rate (%)	0.41 –0.98%	0.26-0.55%
Dividend yield	—	—

(1)
For issuances prior to the pricing of the IPO, the fair value of the Company’s option grants was estimated at the grant date using the Monte Carlo simulation model and relate to the Return-Target Options only as the Time-Based Options were not within the scope of ASC 718,
Compensation -
Stock Compensation
for the three and six months ended June 30, 2020.

(g) Deferred offering costs
Deferred offering costs are capitalized and consist of fees incurred in connection with our IPO and include legal, accounting, printing, and other IPO-related costs.
Upon the completion of our IPO, which occurred on July 2, 2021, these deferred costs will be reclassified to members’/stockholders’ equity and recorded against the proceeds from the offering.

Deferred offering costs of $6,361 are included within prepaid expenses and other current assets as of June 30, 2021. No such costs were incurred as of December 31, 2020.
(h) Recently adopted accounting pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU
No. 2019-12,
Income
Taxes
(Topic
740):
Simplifying
the
Accounting
for Income Taxes
(“ASU
No. 2019-12”)
effective January 1, 2021, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740,
Income
Taxes
, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU
No. 2019-12
are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company early adopted ASU
No. 2019-12,
which did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU
2018-15,
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
(“ASU
No. 2018-15”),
which requires customers in a cloud computing arrangement that is a service contract to follow the internal use software guidance in ASC
350-40
to determine which implementation costs to capitalize as assets. The guidance requires certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrange is ready for its intended use. A customer’s accounting for the hosting component of the arrangement is not affected. The Company adopted this guidance on January 1, 2021 on a prospective basis. The adoption of ASU
2018-15
did not have a material impact on the Company’s condensed consolidated financial statements.
(
i) Accounting pronouncements not yet adopted
In March 2020, the FASB issued ASU
2020-04,
“
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
,” which intends to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The amendments in this ASU provide operational expedients and exceptions for applying U. S GAAP to contracts, hedging relationships and other transactions to affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The Company intends to elect to apply certain of the optional expedients when evaluating the impact of reference rate reform on its debt instruments that reference LIBOR.
In June 2016, the FASB issued ASU No.
2016-13, “
Financial Instruments-Credit Losses (Topic 326)
:
 Measurement of Credit Losses on Financial Instruments,”
which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU
2016-13
revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to accounts receivable. This guidance will be effective for the Company beginning January 1, 2023, including interim periods within that reporting period. Early adoption is permitted and the update allows for a modified retrospective method of adoption. The Company is currently evaluating the potential effect that adopting this guidance will have on its Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU
2016-02,
“
Leases (Topic 842)
”. Under the new guidance, lessees will be required to put most leases on their balance sheets but to recognize expenses in the income statement in a manner similar to current accounting. The guidance also eliminated the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. The updated guidance will be effective for the Company beginning January 1, 2022, with early adoption permitted. Upon adoption, entities will be required to use the modified retrospective approach for leases that exist, or are entered into, after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU
2018-11,
Leases (Topic 842),
Targeted Improvements
, which allows entities to not apply the new leases standard, including its disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption. The Company is currently evaluating the potential effect that adopting this guidance will have on its condensed consolidated financial statements.

3. Property and equipment, net
Property and equipment consisted of the following:

	Estimated useful life (in years)	June 30, 2021	December 31, 2020
Computer and office equipment	1 –3 years	$9,366	$9,167
Computer software	3 –5 years	236	236
Leasehold improvements	Various	2,125	2,120
Furniture	5 years	336	317

Total property and equipment		12,063	11,840
Less: accumulated depreciation		(10,568)	(9,597)

Total property and equipment, net		$1,495	$2,243

Depreciation expense of property and equipment for the three months ended June 30, 2021 and 2020 was $455 and $816, respectively. Depreciation expense of property and equipment for the six months ended June 30, 2021 and 2020 was $960 and $1,669, respectively.
Computer and office equipment under capital leases are as follows:

	June 30, 2021	December 31, 2020
Computer and office equipment	$6,073	$6,073
Less: Accumulated depreciation	(6,002)	(5,782)

Total computer and office equipment under capital leases, net	$71	$291

Depreciation expense related to computer and office equipment under capital leases for the three months ended June 30, 2021 and 2020 was $85 and $448, respectively. Depreciation expense related to computer and office equipment under capital leases for the six months ended June 30, 2021 and 2020 was $221 and $955, respectively.
4. Internal use software, net
Internal use software consisted of the following:

	Estimated useful life (in years)	June 30, 2021	December 31, 2020
Internal use software	3 - 5 years	$27,316	$19,124
Less: Accumulated amortization		(10,398)	(6,802)

Total internal use software, net		$16,918	$12,322

Amortization expense for the three months ended June 30, 2021 and 2020 was $2,134 and $1,119, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $3,707 and $2,098, respectively. During the six months ended June 30, 2021, the Company purchased a digital advertising transparency software for $4,548. This software further expands the Company’s Total Visibility offering which provides insight into digital media quality and corresponding supply path costs.

5. Intangible assets, net
The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows

	June 30, 2021
	Estimated useful life	Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5-15 years	$259,288	$(67,295)	$191,993	12.0 Ye ars
Developed technology	4-5 years	115,693	(100,353)	15,340	1.8 Years
Trademarks	9 years	17,500	(6,114)	11,386	6.0 Years
Favorable leases	6 years	198	(97)	101	3.0 Y ears

Total		$392,679	$(173,859)	$218,820

	December 31, 2020
	Estimated useful life	Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5-15 years	$259,329	$(55,282)	$204,047	12.5 Years
Developed technology	4-5 years	115,921	(89,219)	26,702	2.1 Years
Trademarks	9 years	17,500	(5,018)	12,482	6.5 Years
Favorable leases	6 years	198	(81)	117	3.5 Years

Total		$392,948	$(149,600)	$243,348

Amortization expense related to intangibles for the three months ended June 30, 2021 and 2020 was $12,013 and $14,493, respectively. Amortization expense related to intangibles for the six months ended June 30, 2021 and 2020 was $24,332 and $28,972, respectively.
6. Goodwill
The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2020	$458,586
Impact of exchange rates	(310)

Goodwill as of June 30, 2021	$458,276

7. Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Accounts payable	$9,806	$8,808
Accrued payroll	6,380	3,482
Accrued professional fees	4,948	2,503
Accrued interest	3,619	4,277
Accrued bonuses and commissions	7,195	11,883
Accrued revenue sharing	4,535	2,503
Taxes payable	4,707	3,019
Other accrued expenses	3,542	2,314

Total accounts payable and accrued expenses	$44,732	$38,789

8. Long-term debt
Credit Agreement
On July 19, 2018, the Company entered into a credit agreement with various lenders (“Credit Agreement”), providing a term facility in the aggregate principal amount of $325,000 (“Term Loan”) and the ability to draw additional funds through a revolving facility (“Revolving Loan”) of up to $25,000. The Term Loan and Revolving Loan have a maturity date of July 19, 2024 and July 19, 2023, respectively.
In addition to interest payable in cash, the Credit Agreement includes Paid in Kind (“PIK”) interest at a rate of 1.25% per annum. All PIK interest due is paid by capitalizing such interest and adding such applicable PIK interest to the principal amount of the outstanding Term Loan. The interest rate for the cash interest under the
Credit Agreement may be either the (a) Alternate Base Rate, which is equal to the greatest of the base rate in effect, the Federal Funds Rate in effect on such day plus 0.5% and one month adjusted LIBOR plus 1.0%, plus an applicable margin of 5% or for eurodollar borrowings, the (b) Eurodollar rate, which is the adjusted LIBOR plus an applicable margin of 6%. The Company has elected the Eurodollar rate through 2020. The interest rate as of June 30, 2021 was 6.0%.
On November 19, 2019, the Company entered into an incremental facility assumption amendment (“Incremental Term Loan”) to the Credit Agreement which increased the aggregate principal amount by $20,000 used to finance the ADmantX S.p.A acquisition, pay fees, costs, and expenses incurred in connection with the agreement, and finance working capital and general corporate purposes. All terms and conditions of the Term Loan remained consistent under the Incremental Term Loan. In connection with the entry into
the Credit Agreement, the Company incurred debt issuance costs of $7,476. In connection with

Incremental Term Loan, the Company incurred debt issuance costs of $473. Debt issuance costs related to the Term Loan and Incremental Term Loan were recorded as a deferred charge and direct offset to long-term debt and are amortized into interest expense over the contractual term of the borrowings using the straight-line method. As no amounts were drawn on the Revolving Loan as of June 30, 2021, the debt issuance costs related to this facility were recorded as a deferred financing asset within prepaid expenses and other current assets and are amortized into interest expense over the contractual term of the borrowings using the straight-line method.
All of the obligations under the Credit Agreement are guaranteed by the Company and its subsidiaries other than certain excluded subsidiaries. The Credit Agreement contains covenants requiring certain financial information to be submitted monthly, quarterly and annually
.
The Company must maintain a minimum liquidity level, as defined, and comply with a Revenue Leverage Ratio based on the last twelve months (“LTM”) which was required to be 1:50:1.00 or lower for the second quarter of 2021. The benchmark for the Revenue Leverage Ratio decreases through the term of the loan. The Credit Agreement also places restrictions on the incurrence of additional indebtedness, the payment of dividends, sale of assets, and entering into any merger or acqu isition. As of June 30, 2021, the Company was in compliance with all covenants contained in the Credit Agreement.

The carrying amount of the Term Loan is as follows:

	June 30, 2021	December 31, 2020
Term Loan	$345,000	$345,000
PIK Interest	10,934	10,539
Less: Unamortized debt issuance costs	(3,839)	(4,468)

Total carrying amount of Term Loan	$352,095	$351,071

Amortization expense related to debt issuance costs for the three months ended June 30, 2021 and 2020 was $341 and $341, respectively. Amortization expense related to debt issuance costs for the six months ended June 30, 2021 and 2020 was $683 and $683, respectively.
The Company recognized interest expense of $4,825 and $6,231 during the three month periods ended June 30, 2021 and 2020, respectively. The Company recognized interest expense of $11,047 and $13,052 for the six month period ended June 30, 2021 and 2020, respectively.
Future principal payments of long-term debt as of June 30, 2021, without including additional PIK interest, are as follows:

Year Ending
2021 (remaining six months)	$—
2022	—
2023	—
2024	345,000

$345,000

9. Income taxes
At the end of each interim period, the Company estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date
earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year
deferred tax asset in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax
income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.
For the three months ended June 30, 2021 and 2020, the Company recorded an income tax benefit of
 $3,045 and $5,519,
respectively, due primarily to pre-tax book losses offset by non-deductible stock-based compensation. The Company’s effective tax rate for the period ending June 30, 2021 was
9.5%.

The Company’s effective tax rate is lower than the statutory rate primarily due to non-deductible stock-based compensation as the Company is now subject to the provisions of IRC 162(m) as a result of becoming a public company on June 30, 2021. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax benefit of
 $3,958 and $9,130,
respectively, due primarily to pre-tax book losses. The Company’s effective tax rate for the period ending June 30, 2020 was
 23.0%.
The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. The Company is not currently under audit in any taxing jurisdiction. As of June 30, 2021 the Company does not have an accrual relating to uncertain tax positions.

10. Segment data
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the CODM.
The Company manages its operations as a single segment for the purpose of assessing and making operating decisions. The Company’s CODM allocates resources and assesses performance based upon financial information at the consolidated level. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
The following table summarizes revenue by geographic area:

	Three Months Ended June 30,		Six Months June Ended 30,
	2021	2020	2021	2020
North and South America (“Americas”)	$45,444	$29,575	$86,634	$62,548
Europe, Middle East and Africa (“EMEA”)	22,045	13,714	40,962	29,495
Asia and Pacific Rim (“APAC”)	7,586	5,031	14,431	10,319

Total	$75,075	$48,320	$142,027	$102,362

For the three months ended June 30, 2021 and 2020, revenue in the United States was $41,840 and $28,035, respectively. For the six months ended June 30, 2021 and 2020, revenue in the United States was $80,070 and $59,297, respectively.
The following table summarizes property and equipment, net by geographic area:

	June 30, 2021	December 31, 2020
Property and Equipment, net
Americas	$1,185	$1,954
EMEA	202	282
APAC	108	7

Total	$1,495	$2,243

11. Stock-based compensation
Integral Ad Science Holding Corp. 2018 Stock Option Plan
On August 1, 2018, the Company adopted the 2018
Non-Qualified
Stock Option Plan (“2018 Plan”). Under the 2018 Plan, the Company had issued (i) Time-Based Options that vest over four years with 25% vesting after twelve months and an additional 6.25% vesting at the end of each successive quarter thereafter; and (ii) Return-Target Options that vest upon the first to occur of sale of the Company, or, sale or transfer to any third party of shares, as a result of which, any person or group other than Vista, obtains possession of voting power to elect a majority of the Company’s board of directors or any other governing body and the achievement of a total equity return multiple of 3.0 or greater.
The 2018 Plan contained a provision wherein, the Time-Based Options can be repurchased by the Company at cost upon resignation of the employee. Due to this repurchase feature, the Time-Based Options did not provide the employee with the potential benefits associated with a stock award holder, and therefore, these awards were not accounted for as a stock-based award under ASC 718,
Compensation -
Stock Compensation
but instead, compensation cost was recognized when the benefit to the employee was determined to be probable. During the three and six months ended June 30, 2021, the Company recognized stock compensation expense of $3,360 related to the stock option exercises. The Return-Target Options were considered to contain both market (total stockholder return threshold) and performance (exit event) conditions. As such, the award was measured on the date of grant. Since the conditions for vesting related to the Return-Target Options were not met prior to the IPO
, no stock-based compensation was recognized in the
pre-IPO
financial statements of the Company.

In connection with the Company’s IPO, the 2018 Plan was amended and restated (“Amended and Restated 2018 Plan”) with the following modifications: (i) the provision to repurchase the Time-Based Options at cost upon resignation of the employee was removed and (ii) the Return-Target Options were modified to include vesting upon a sale of shares by Vista following the IPO resulting in a cumulative total of cash distributions of
$1.17 billion or greater.
As a result of the modification to the Time-Based Options, the awards became subject to the guidance in ASC 718,
Compensation - Stock Compensation
and the fair value of the awards were determined to be
$74,566.
The Company recognized a stock-based compensation expense of
$38,148
in connection with the IPO for the three and six months ended June 30, 2021, based on the options that were vested at the IPO. As the return multiple associated with the Return-Target Options was also modified, the Company fair valued the Return-Target Options using a Monte Carlo simulation model which resulted in a fair value of
 $36,156.

As the Return-Target Options only vest upon a change of control, stock-based compensation expense associated with the Return-Target Options will be recognized when such event is deemed probable. As of June 30, 2021, such event was not deemed probable and therefore, no
stock-based compensation expense was recognized relating to the Return-Target Options.
The total number of Time-Based Options and Return Target Options issued under the Amended and Restated 2018 Plan as of June 30, 2021 were 5,469,534 and 2,734,766 respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.
2021 Omnibus Incentive Plan (“2021 Plan”)
On July 1, 2021, the Company filed a registration statement on Form S-8 and adopted the 2021 Plan to incentivize executive officers
, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. The Company reserved 19,701,877 shares for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan will be increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.
The
 Company granted an aggregate of 1,883,486 options to purchase shares of common stock consisting of 2/3 rd
or 1,255,496 Time-Based Options fair valued at $14,080 and 1/3 rd
or 627,990 Return-Target Options fair valued at $4,878
under the 2021 Plan. The vesting conditions for the options issued under the 2021 Plan were identical to the those described under the Amended and Restated 2018 Plan. Additionally, the Company granted an aggregate of
969,742
 r
estricted
s
tock
u
nits (“RSUs”) to its employees valued at $17,455 that vest 25% each year and become fully vested after four years of service.
2021 Employee Stock Purchase Plan (“ESPP”)
The Company adopted the ESPP for the primary purpose of incentivi
z
ing employees in future periods. Under the ESPP, 1,489,571 shares of the common stock are reserved for issuance, and the number of shares available for issuance will be increased on January 1 of each calendar year beginning in 2022 and ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and can purchase shares through payroll deductions of up to
 15%
of their eligible compensation, subject to a maximum of
 $25,000
in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code. There are no
shares issued under the ESPP plan as of June 30, 2021.
Integral Ad Science Holding Corp. Long-Term Incentive Plan
In 2018
, the Company adopted the Long-Term Incentive Plan (“LTIP”). Under the LTIP, certain employees of the Company and its subsidiaries were granted long-term target incentive cash awards which will be payable subject to continued employment, upon the sale of the Company, or, sale to a third party of at least 50% of the Vista’s equity interest, provided if such sale of equity interests is through a public offering (whether initial or secondary), it would require the transfer of an aggregate of at least 75% of Vista’s equity interest and the achievement of a total equity return multiple of 3.0 or greater.

The total amount of long-term incentive cash awards as of June 30, 2021 and December 31, 2020 was $12,235 and $10,560, respectively. As the multiple is tied to an equity return multiple, any compensation charge associated with these awards is considered equity-based compensation in accordance with U.S. GAAP. Since the liquidity events described above are contingent and generally not considered probable until the event occurs, no stock-based compensation expense has been recognized in the three and six months ended June 30, 2021 and 2020. In July 2021, the Company offered employees with LTIP grants the opportunity to convert the cash award into RSUs. The conversion was
at a 10% premium to the current value of the award and will vest 50% each year and become fully vested after two years of service.
LTIP grants aggregating $12,661 were converted into 706,526 RSUs and $475 in long-term incentive cash awards remains outstanding under the Amended and Restated LTIP.
Stock Option activity for the three months ended June 30, 2021 is as follows:
Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at April 1, 2021	6,235,613	$4.98	8.25	—
Granted	1,255,496	18.00	10.00	—
Canceled or forfeited	(519,710)	4.30	—	—
Exercised	(246,369)	4.36	—	—

Outstanding at June 30, 2021	6,725,030	$7.49	9.29	$88,061

Vested and expected to vest at June 30, 2021	6,725,030	$7.49	9.29	—
Exercisable as of June 30, 2021	2,371,227	$4.17	7.62	$38,912
Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at April 1, 2021	3,117,795	$4.98	8.25	—
Granted	627,990	18.00	10.00	—
Canceled or forfeited	(383,029)	4.32	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2021	3,362,756	$7.49	9.29	$44,031

Vested and expected to vest at June 30, 2021	3,362,756	$7.49	9.29	—
Exercisable as of June 30, 2021	—	—	—	—

Stock Option activity for the six months ended June 30, 2021 is as follows:
Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	6,109,438	$4.83	8.47	—
Granted	1,381,671	17.49	9.96	—
Canceled or forfeited	(519,710)	4.30	—	—
Exercised	(246,369)	4.36	—	—

Outstanding at June 30, 2021	6,725,030	$7.49	9.29	$88,061

Vested and expected to vest at June 30, 2021	6,725,030	$7.49	9.29	—
Exercisable as of June 30, 2021	2,371,227	$4.17	7.62	$38,912
Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	3,054,708	$4.83	8.47	—
Granted	691,077	17.49	9.96	—
Canceled or forfeited	(383,029)	4.32	—	—
Exercised	—	—	—	—

Outstanding at June 30, 2021	3,362,756	$7.49	9.29	$44,031

Vested and expected to vest at June 30, 2021	3,362,756	$7.49	9.29	—
Exercisable as of June 30, 2021	—	—	—	—
As of June 30, 2021, unamortized stock-based compensation expense related to the Time-Based Options w as
 $50,498, which will be recognized over the weighted average vesting term of 2.7 years. In addition, unamortized stock-based compensation expense related to the Return-Target Options of $41,034 will be recognized when events that trigger vesting are deemed probable.
Stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2021, were as follows:

	Three and Six Months Ended June 30,
	2021	2020
Sales and marketing	$10,807	—
Technology and development	7,009	—
General and administrative	23,715	—

Total	$41,531	$—

12. Members’/ Stockholders’ equity
As discussed in Note 1, the Company converted to a Delaware corporation, which created new elements of the capital structure at June 30, 2021, and modified existing elements of the capital structure in place at December 31, 2020.
Common stock
As of June 30, 2021 our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.
Members’ equity
Prior to the IPO, the Company was an affiliate of Vista, was a single member LLC, and the Company’s Board of Directors, through the Kavacha Topco, LLC Amended and Restated Limited Liability Company Agreement (the “Operating Agreement”), had the authority to admit additional members. Under the terms of the Operating Agreement, the members of the Company were not obligated for debt, liabilities, contracts or other obligations of the Company. Profits and losses are allocated to members as defined in the Operating Agreement.
In conjunction with the
 pricing of the
IPO, the Operating Agreement was terminated, and the Company converted from a
Del
a
ware
domestic limited liability company to a
 Del
a
ware
 domestic corporation. All outstanding member units were converted into 134,203,403 shares of common stock of the Company on a proportion of 1 member unit for 242 shares of common stock.
For the three months ended June 30, 2021 and 2020, certain employees exercised their stock options and the Company issued 246,369 and 0 shares of common stock, respectively. Proceeds received from the exercise of stock options aggregated $1,075 and $0, for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company repurchased 99,946 and 20,328 shares of common stock, for $1,204 and $96, respectively. The repurchases in excess of par value for the six
months ended June 30, 2021 and 2020 were $791 and $12, respectively. The repurchase of shares ha
s
 been accounted for as a reduction in members’/shareholders’ equity in these condensed consolidated financial statements.
13. Commitments and contingencies
Indemnifications
In its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company’s customers, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware, and indemnifications related to the Company’s lease agreements. In addition, the Company’s advertiser and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in the Company’s industry. The Company has not incurred any obligations under indemnification provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying balance sheets.
Operating leases
The Company leases office space under operating leases, which expire on various dates through May 2026. Certain leases relating to office space include scheduled annual rent increases. Rent expense under operating leases is recognized on a straight-line basis over the lease terms. The excess of expense over payments is recorded as accrued rent on the condensed consolidated balance sheets.
Operating lease expense for office space for the three months ending June 30, 2021 and 2020 was $1,862 and $2,044, respectively. Operating lease expense for office space for the six months ending June 30, 2021 and 2020 was $3,711 and $4,174 respectively.

Capital leases
The Company leases equipment under capital leases. The equipment leases include options to renew, return or purchase at the end of the lease term. Future minimum rental payments under the capital leases are as follows as of June 30, 2021 are as follows:

Total minimum lease payments	$106
Less: Amount representing interest	(1)

Total	$105

Purchase commitments
In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total noncancelable purchase commitments as of June 30, 2021 were approximately
 $61,250 for periods through 2024.
14. Net loss per share
For periods prior to the Company’s conversation to a Delaware corporation, including fiscal 2020 and 2021 for which a portion of the period preceded the conversion, the Company has retrospectively presented net loss per share as if the conversion had occurred at the beginning of the earliest period presented. The weighted average shares used in computing net loss per share in these periods are based on the number of units held by members after giving effect to the conversion ratio.
Basic and diluted loss per unit is computed by dividing net loss by the weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(35,063)	$(16,451)	$(37,832)	$(30,895)
Denominator:
Weighted averages shares outstanding, basic and diluted	133,981,985	134,050,576	133,996,147	134,051,786

Net loss per share, basic and diluted	$(0.26)	$(0.12)	$(0.28)	$(0.23)

As the Company has reported net losses for the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding Time-Based Service Options were excluded from the computation of diluted net loss per share attributable to common stock/unitholders for the periods presented because including them would have been antidilutive. Since the conditions associated with the vesting of the Return Target Options have not occurred as of the reporting date, such options are excluded from potentially dilutive securities.

	Three and Six Months Ended, June
	2021	2020
Options to purchase common stock/ member units	6,725,030	5,258,902

15. Fair value disclosures
Financial instruments
As of June 30, 2021, the carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value. The table below provides the book value and estimated fair value of our financial instruments at June 30, 2021 and December 31, 2020.

	Fair value hierarchy	Book value	Estimated fair value
Term loan (a)
December 31, 2020	Level 2	$355,539	$375,228
June 30, 2021	Level 2	$355,934	$374,216

(a)	The estimated fair value of our Term Loan is based upon market prices as of the valuation date.
16. Related-party transactions
The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). For the three months ended June 30, 2021 and 2020, the Company incurred expenses of $1,292 and $272, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred expenses of $1,379 and $806, respectively. These costs were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Amounts due to VCG as June 30, of 2021 and December 31, 2020 were $56 and $39, respectively.
The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended June 30, 2021 and 2020, the Company incurred expenses of $61 and $6, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred expenses of $62 and $15, respectively. These costs were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Amounts due to

VEP
 as of June 30, 2021 and December 31, 2020 were $0 and $101, respectively.
The Company has subscription software arrangements with companies owned by Vista Equity Partners as follows: Total expenses incurred by the Company for Mediaocean (
the related party
), were $30, for
 both
the three months ended June 30, 2021 and 2020.

Total expenses incurred by the Company for Mediaocean (
the related party
), were $60
,
for
 both
the six months ended June 30, 2021 and 2020
.
These costs were included in cost of revenue. Amounts due
to
Mediaocean as of June 30, 202
1

and
December 31, 2020

were both $10
. Total expenses incurred by the Company for Navex Global, Inc. (
the related party
) were $36 and $8, respectively, for the three months ended June 30, 2021 and 2020.

Total expenses incurred by the Company for Navex Global, Inc. (
the related party
) were $63 and $15,
respectively, for the six months ended June 30, 2021 and 2020. These costs were included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Amounts due to Navex Global, Inc. as of June 30, 2021 and December 31, 2020 were
 $1 and $0
. There were no
training expenses incurred with Cvent, Inc.
(the related party)
, for the three months ended June 30, 2021 and 2020. Total training expenses with Cvent, Inc.
(the related party)
, were
$20 and $0, respectively, for the

six months ended June 30, 2021 and 2020.

These costs were included in sales and marketing expenses. There were no amounts due as of June 30, 2021 and December 31, 2020.
17. Subsequent events
On July 2, 2021, the Company closed an IPO
of its common stock, through which it issued and sold 15,000,000 shares of common stock at a price per share of $18.00. The Company received aggregate proceeds of $244.0 million from the IPO, net of underwriters’ discounts and commissions
, and off
ering costs
. The underwriters were granted
a 30-day option
to purchase up to an additional 2,250,000 shares of common stock from the Company. On July 28, 2021 the underwriters exercised their option to purchase 1,821,330 shares of common stock and the Company received additional proceeds of $30.4 million, net of underwriters’ discount and commissions, and offering costs.
On August 9, 2021, the Company, Publica LLC, a Delaware limited liability company, Publica Investors LLC, a Delaware limited liability company, NBIC Finance Sarl, a Luxembourg private limited liability company, Alpine Road Investors LLC, a Delaware limited liability company, and certain individuals, entered into a Securities Purchase Agreement. Pursuant to the Purchase Agreement, upon the terms and subject to certain purchase price adjustments set forth therein, IAS acquired Publica’s membership units and all of Publica Investors’ and Alpine’s membership interests from the Sellers in exchange for total consideration of $220.0 million, consisting of approximately $168.0 million in cash consideration and 2,888,889 shares of common stock of IAS Holding (the “Stock Consideration”). The Stock Consideration will be subject to restrictions on transfer under the Purchase Agreement. The cash consideration was funded with cash on hand.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
(“Quarterly Report”) contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the adverse effect on our business, operating results, financial condition, and prospects from the current COVID-19 pandemic and related economic downturns;

•	our dependence on the overall demand for advertising;

•	a failure to innovate or make the right investment decisions;

•	our failure to maintain or achieve industry accreditation standards;

•	our ability to compete successfully with our current or future competitors in an intensely competitive market;

•	our dependence on integrations with advertising platforms, digital service providers (“DSPs”), and proprietary platforms that we do not control;

•	our international expansion;

•	our ability to expand into new channels;

•	our ability to sustain our profitability and revenue growth rate decline;

•	risks that our customers do not pay or choose to dispute their invoices;

•	risks of material changes to revenue share agreements with certain DSPs;

•	our ability to effectively manage our growth;

•	the impact that any future acquisitions, strategic investments, or alliances may have on our business, financial condition, and results of operations;

•	our ability to successfully execute our international plans;

•	the risks associated with the seasonality of our market;

•	our ability to maintain high impression volumes;

•	the difficulty in evaluating our future prospects given our short operating history;

•	uncertainty in how the market for buying digital advertising verification solutions will evolve;

•	our ability to provide digital or cross-platform analytics;.

•	our ability to maintain our corporate culture;

•	risks posed by earthquakes, fires, floods, and other natural catastrophic events;

•	interruption by man-made problems such as terrorism, computer viruses, or social disruption;

•	the risk of failures in the systems and infrastructure supporting our solutions and operations;

•	our ability to avoid operational, technical, and performance issues with our platform;

•	risks associated with any unauthorized access to user, customer, or inventory and third-party provider data;

•	our inability to use software licensed from third parties;

•	our ability to provide the non-proprietary technology, software, products, and services that we use;

•	the risk that we are sued by third parties for alleged infringement, misappropriation, or other violation of their proprietary rights;

•	our ability to obtain, maintain, protect, or enforce intellectual property and proprietary rights that are important to our business;.

•	our involvement in lawsuits to protect or enforce our intellectual property;

•	risks that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers;

•	risks that our trademarks and trade names are not adequately protected;

•	the impact of unforeseen changes to privacy and data protection laws and regulation on digital advertising;

•	the risk that a perceived failure to comply with laws and industry self-regulation may damage our reputation; and

•	other factors disclosed in the section entitled “Risk Factors” and elsewhere in our IPO prospectus and this Quarterly Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our IPO prospectus, as well as in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included in our final IPO prospectus filed with the Securities and Exchange Commission (“SEC”) on July 1, 2021. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Unless the context otherwise requires, the terms “Company,” “Integral Ad Science Holding Corp.,” “IAS,” “we,” “us,” “our,” or similar terms refer to Integral Ad Science Holding LLC and its consolidated subsidiaries before the corporate conversion, and Integral Ad Science Holding Corp. and, where appropriate, its subsidiaries after the Corporate Conversion.
Overview
We are a leading digital advertising verification company by revenue. With our cloud-based technology platform and the actionable insights it provides, we deliver independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, and video. Our proprietary and Media Rating Council (the “MRC”) accredited Quality Impressions
™
metric is designed to verify that digital ads are served to a real person rather than a bot, viewable on-screen,
and appear in a brand-safe and suitable environment in the correct geography.
Without an independent evaluation of digital advertising quality, brands and their agencies previously relied on a wide range of publishers and ad platforms to self-report and measure the effectiveness of campaigns without a global benchmark to understand success. We are an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. We help advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.
As a leading ad verification partner, we have deep integrations with all the major advertising and technology platforms including Amazon, Facebook, Google, Instagram, LinkedIn, Microsoft, Pinterest, Snap, Spotify, The Trade Desk, Twitter, Verizon Media, Xandr, and YouTube. Our platform uses advanced artificial intelligence (“AI”) and machine learning (“ML”) technologies to process over 100 billion daily web transactions on average. With this data, we deliver real-time insights and analytics to our global customers through our easy-to-use
IAS Reporting Platform helping brands, agencies, publishers, and platform partners improve media quality and campaign performance.
Our
pre-bid
and
post-bid
verification solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile in-app,
social, and CTV platforms. Our
pre-bid
programmatic solution is directly integrated with DSPs to help optimize return on ad spend (“ROAS”) by directing budget to the best available inventory. Our solutions help hundreds of publishers globally deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted. With our Context Control solution, we help publishers classify and package their inventory to showcase quality placements, increase site engagement, drive revenue, and reduce blocking.
COVID-19
Since January 2020, an outbreak of COVID-19 has evolved into a worldwide pandemic. Due to the COVID-19 pandemic, we have temporarily closed our offices globally, including our corporate headquarters, and are operating with substantially all staff working remotely. Management reviews operations on a continuous basis and there have been minimal interruptions in our customer facing operations to date.
We have continued to experience revenue growth year-over-year, however, during the three months ended June 30, 2020, we experienced a revenue decline due to a decline in spending from our total number of large advertising customers and publishers compared to the three months ended March 31, 2020. In the quarters subsequent to the second quarter of 2020, the underlying demand for the Company’s services stabilized and we have experienced revenue growth.

In addition, to date, we have not experienced a material increase in customers’ cancellations, or requests for more favorable contractual terms, or concessions, and we have not experienced a significant deterioration in the collectability of our receivables or a material negative impact from our vendors and third-party service providers. Further, we have not incurred impairment losses in the carrying values of our assets as result of the pandemic and are not aware of any specific events or circumstances that would require a revision to the estimates reflected in our consolidated financial statements.
We have had sufficient liquidity and capital resources to continue to meet our operating needs and service our debt.
However, the severity, magnitude and duration of the current COVID-19 pandemic continues to be uncertain, rapidly changing, and hard to predict and depends on events beyond our knowledge or control. The COVID-19 pandemic could have the effect of heightening many of the risks described in the section entitled “Risk Factors” in our IPO prospectus, such as those relating to our reputation, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the ultimate impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Innovate and Develop New Products for Key High-Growth Segments

•	Programmatic . We aim to deliver transparency to programmatic ad buying via innovative solutions including contextual targeting and brand safety and suitability.

•
Social.
We plan to develop deeper integrations with social platforms, also known as Walled Gardens, including feed-based brand safety and suitability, to be able to deliver continued transparency to our customers.

•	Connected TV. We plan to continue to expand CTV-specific verification solutions and contextual capabilities to address the fast-growing connected TV segment.

•
Adjacent product expansion.
We aim to expand our platforms to address new areas of verification and measurement needs for our clients. For example, with the introduction of our pre-bid contextual capability in 2020, we not only enhanced our core verification offering, but we were also able to expand into contextual targeting addressing new needs and providing new value to our customers. Similarly, in 2019, our connected TV solution expanded our presence into this important and emerging digital channel.

Increase Sales Within Our Existing Customer Base
We aim to increase the use of our products among existing customers across more campaigns and impressions. Given our comprehensive product portfolio, we believe we can cross-sell additional or new solutions to provide end-to-end coverage to more clients from pre-bid viewability to post-buy verification, fraud prevention, safety, suitability, and targeting.
Acquire New Customers and Increase Market Share
Our ability to acquire new customers and increase our market share is dependent upon a number of factors, including the effectiveness of our solutions, marketing and sales to drive new business prospects and execution, client digital marketing investment adoption, new products and feature offerings, global reach and the growth of the market for digital ad verification. There is a market opportunity to provide advertisers directly or through advertising agencies with verification services, specifically around ad viewability, ad fraud prevention and brand safety and suitability. Based on a March 2021 analysis by Frost & Sullivan, we estimate the global market opportunity for our ad verification solutions to be $9.5 billion and expect it to grow at a 16.2% CAGR from 2021 to 2025. We plan to work with the top 500 global advertisers by targeting high-spend verticals and brands with a natural sensitivity for brand safety, brand suitability, and ROAS needs. We believe we will increase our market share by strengthening our work with the leading social platforms, enhancing our programmatic solutions, deriving benefit from our broad global position, and leveraging our differentiated data science and market-leading contextual capabilities.
Expand Customer Base Internationally
Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in an 18% growth in revenue year-over-year. We believe that Latin America and the APAC region may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and other established markets such as Australia and Japan, and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.
Seasonality
We experience fluctuations in revenue that coincide with seasonal fluctuations in the digital ad spending of our customers. The global advertising industry experiences seasonal trends that affect the vast majority of participants in the digital advertising ecosystem. Most notably, advertisers have historically spent relatively more in the fourth quarter of the calendar year to coincide with the holiday shopping season, and relatively less in the first quarter. We expect seasonality trends to continue, and our ability to manage our resources in anticipation of these trends will affect our operating results. Consequently, the fourth quarter usually reflects the highest level of measurement activity, and the first quarter reflects the lowest level of activity. Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns. While our revenue is highly re-occurring, seasonal fluctuations in ad spend may impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of the business. See “Risk Factors—Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.”
Key Business Metrics
In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The key business metrics are presented based on our advertising customers, as revenue from these customers represents substantially all the revenue.
The following table sets forth our key performance indicators for the periods set forth below:

	June 30,
	2021	2020
Net Revenue retention of advertising customers (%) (as of the end of the period)	142%	123%
Total advertising customers (as of the end of the period)	2,155	1,836
Total number of large advertising customers (as of the end of the period)	187	154
Net revenue retention of advertising customers
We define net revenue retention of advertising customers as a metric to reflect the expansion or contraction of our advertising customers’ revenue by measuring the period-over-period change in trailing-twelve-month revenues from customers who were also advertising customers in the prior trailing twelve-month period. As such, this metric includes the impact of any churned, or lost, advertising customers from the prior trailing-twelve-month period as well as any increases or decreases in their spend, including the positive revenue impacts of selling new services to an existing advertising customer. The numerator and denominator include revenue from all advertising customers that we served and from which we recognized revenue in the earlier of the two trailing-twelve-month periods being compared. For purposes of discussing our key business metrics, we define an advertising customer as any advertiser account that spends at least $3,000 in the applicable trailing twelve-month period. We calculate our net revenue retention of advertising customers as follows:
Numerator:
The total revenue earned during the current trailing-twelve-month period from the cohort of advertising customers in the prior trailing-twelve-month period.
Denominator:
The total revenue earned during the immediately preceding trailing-twelve-month period from such cohort of advertising customers in such trailing-twelve-month period.
The quotient obtained from this calculation is our net revenue retention rate of advertising customers. We have generated strong historical net revenue retention rates of advertising customers, with 142% for the three months ended June 30, 2021 and 123% for the three months ended June 30, 2020.
Our calculation of net revenue retention of advertising customers may differ from similarly titled metrics presented by other companies.
Our net revenue retention of advertising customers increased from 123% as of June 30, 2020 to 142% as of June 30, 2021. The increase in the net revenue retention of advertising customers as of June 30, 2020 compared to June 30, 2021 was primarily due to the COVID-19 pandemic, which began in the second quarter of 2020 and impacted the remainder of the year ended December 31, 2020. In the quarters subsequent to the second quarter of 2020, the underlying demand for the Company’s services has stabilized. Revenue increased by 55% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Total advertising customers
We view the number of advertising customers as a key indicator of our scale and growth and the adoption of our platform. We determine our number of advertising customers by counting the total number of advertiser accounts who have spent at least $3,000 in the trailing twelve months. The total number of advertising customers has limitations as an operating metric as it does not reflect the product mix chosen by our advertising customers, the order frequency, or the purchasing behavior of our advertising customers. Because of these and other limitations, we consider, and you should consider, advertising customers in conjunction with our other metrics, including net revenue retention, net loss, Adjusted EBITDA, and average revenue per advertising customer.
Total number of large advertising customers
Historically our revenue has been driven primarily by a subset of large advertising customers who have leveraged our platform substantially from a usage standpoint. Increasing awareness of our solutions, further developing our sales and marketing expertise and partner ecosystem, and continuing to build solutions that address the unique identity needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe the recruitment and cultivation of large advertising customers is critical to our long-term success. Our total number of large advertising customers increased from 154 as of June 30, 2020 to 187 as of June 30, 2021, primarily due to economic recoveries and improved macroeconomic conditions since the prior year. The second quarter of 2020 was largely impacted by the COVID-19 pandemic.
Components of Results of Operations
Revenue
We derive revenue primarily from advertisers and programmatic services offered through a demand side platform to our customers across the digital advertising platform, which is our performance obligation. Fees associated with our contracts include impression-based fees driven by impression volume and a cost per thousand impressions (“CPM”).
We deliver our products and solutions to serve two customer types
(i) buy-side
(advertisers and agencies) and (ii) sell-side (publishers, advertising/audience networks, and supply side platforms). We generally generate revenue by charging a CPM based on the volume of purchased digital ads that we measure and optimize on behalf of these customers. There are no separate fees to access our platform. Depending on our customer needs, our contracts have (i) usage-based pricing, or (ii) monthly, quarterly or annual minimum commitments, or (iii) fixed fees. Usage based pricing is our primary contracting model. For minimum commitment contracts, the customer is billed based on usage. If usage is less than the minimum commitment, the shortfall is billed at the end of the contract term. Alternatively, a customer that uses more impressions than the minimum, would be billed based on actual usage including an then an overage fee if applicable is applied on such usage. Fixed fees contracts are recognized pro-rata over the contract term.
We recognize revenue when control of the promised services is transferred to customers. Revenue from the cloud-based technology platform is primarily recognized based on impressions delivered to customers. An “impression” is delivered when an advertisement appears on pages viewed by users. A significant majority (i.e., over 90%) of the Company’s contracts are usage-based contracts with no substantive minimum commitments. We have certain contracts for which pricing is variable through tiered pricing arrangements or include annual base fees that do not coincide with the calendar year, requiring an estimate of the transaction price attributable to each year. The majority of our contracts have a duration of one year or less.
Operating Expenses
Cost of revenue
. Cost of revenue consists of data center costs, hosting fees, revenue share with our DSP partners and personnel costs. Personnel costs include salaries, bonuses, stock-based compensation, and employee benefit costs, primarily attributable to our customer operations group. Our customer operations group is responsible for onboarding, integration of new clients and providing support for existing customers, including technical support for our technology platform and product offering. We allocate overhead such as rent and occupancy and information technology infrastructure charges based on headcount.
Sales and marketing
. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and commission costs, for our sales and marketing personnel. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities. We allocate overhead such as rent and occupancy and information technology infrastructure charges based on headcount. Sales commissions are expensed as incurred.
Technology and development
. Technology and development expense consists primarily of personnel costs of our engineering, product, and data sciences activities. Personnel costs including salaries, bonuses, stock-based compensation and employee benefits costs, third-party consultant costs associated with the ongoing development and maintenance of our technology platform and product offering. We allocate overhead such as rent and occupancy and information technology infrastructure charges based on headcount. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in internal use software, net on our consolidated balance sheet.

General and administrative
. General and administrative expense consist of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs for our executive, finance, legal, human resources, information technology, and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services, allocated facilities costs, and travel and entertainment primarily related to intra-office travel and conferences.
Depreciation and amortization
. Depreciation and amortization expense consists primarily of depreciation and amortization expenses related to customer relationships, developed technologies, trademarks, favorable leases, equipment, leasehold improvements and other tangible and intangible assets. We depreciate and amortize our assets in accordance with our accounting policies. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives or using an accelerated method.
Interest expense, net
Interest expense, net.
Interest expense consists primarily of interest payments on our outstanding borrowings under our Term Loan and amortization of related debt issuance costs net of interest income.
Benefit from income taxes
Benefit from income taxes.
The benefit from income taxes resulted primarily from deferred tax benefits resulting from the current period losses in the U.S.
Results of Operations
The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands except percentages)
Revenue	$75,075	$48,320	$142,027	$102,362
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	12,925	8,756	24,344	17,911
Sales and marketing	27,268	16,754	43,813	35,124
Technology and development	20,176	12,726	32,944	25,062
General and administrative	33,044	7,946	41,592	15,586
Depreciation and amortization	14,603	16,413	28,998	32,751

Total operating expenses	108,016	62,595	171,691	126,434

Operating loss	(32,941)	(14,275)	(29,664)	(24,072)
Interest expense, net	(5,167)	(7,695)	(12,126)	(15,953)

Net loss before benefit from income taxes	(38,108)	(21,970)	(41,790)	(40,025)
Benefit from income taxes	3,045	5,519	3,958	9,130

Net loss	$(35,063)	$(16,451)	$(37,832)	$(30,895)

Net loss margin	(47)%	(34)%	(27)%	(30)%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	17	18	17	17
Sales and marketing	36	35	31	34
Technology and development	27	26	23	24
General and administrative	44	16	29	15
Depreciation and amortization	19	34	20	32

Total operating expenses	144	130	121	124

Operating loss	(44)	(30)	(21)	(24)
Interest expense, net	(7)	(16)	(9)	(16)

Net loss before benefit from income taxes	(51)	(46)	(29)	(39)
Benefit from income taxes	4	12	3	9

Net loss	(47)%	(34)%	(27)%	(30)%

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	$ change	% change
(in thousands except percentages)
Revenue	$75,075	$48,320	$26,755	55%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	12,925	8,756	4,169	48
Sales and marketing	27,268	16,754	10,514	63
Technology and development	20,176	12,726	7,450	59
General and administrative	33,044	7,946	25,098	316
Depreciation and amortization	14,603	16,413	(1,810)	(11)

Total operating expenses	108,016	62,595	45,421	73

Operating loss	(32,941)	(14,275)	(18,666)	131
Interest expense, net	(5,167)	(7,695)	2,528	(32)

Net loss before provision for income taxes	(38,108)	(21,970)	(16,138)	73
Benefit from income taxes	3,045	5,519	(2,474)	(45)

Net loss	$(35,063)	$(16,451)	$(18,612)	113%

Net loss margin	(47)%	(34)%	(13)%	39%

Revenue
Total revenue increased by $26.8 million, or 55%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

	Three Months Ended June 30,
	2021	2020	$ change	% change
(in thousands)
Advertiser direct revenue	$35,281	$25,186	$10,095	40%
Programmatic revenue	31,793	16,362	15,430	94
Supply side revenue	8,001	6,772	1,229	18

Total revenue	$75,075	$48,320	$26,755	55%

Total revenue increased primarily due to a significant increase in our programmatic revenue of $15.4 million, or 94%, attributable to growth in volume of impressions of 57% and an increase of 19% in average CPMs. The increase in average CPMs, was attributable to the launch of our Context Control solution in early 2020. Revenue from our advertiser direct customers increased $10.1 million, or 40%, reflecting volume growth in volume of impressions of 56% as well as the acquisition of a number of new large customers. These increases were partially offset by a decrease of 10% in average CPMs due to changes in mix from open web towards social platforms.
Operating expenses
Cost
of
Revenu
e.
Cost of revenue increased by $4.2 million, or 48%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was driven by a $1.7 million increase in data center and hosting fees resulting from overall revenue growth and migration of data centers to AWS cloud and an increase of $3.6 million in revenue share to our DSP partners on account of our growth in programmatic revenue. These increases were partially offset by a decrease in compensation expense of $0.7 million, a decrease in severance expense of $0.1 million, and a decrease in allocated overhead expense of $0.2 million as a result of workforce reductions in 2020.
Sales
and marketing.
Sales and marketing expenses increased by $10.5 million, or 63%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to a $10.8 million stock-based compensation expense incurred in connection with our IPO and increase of $0.4 million in IPO related advertising and marketing related expenses. These increases were partially offset by a decrease in severance expense of $0.6 million and a decrease of allocated overhead expense of $0.2 million as a result of workforce reductions in 2020. While we have incurred significantly lower travel related expenses as a result of the
COVID-19
pandemic, it is unclear if such expenses will return to
pre-COVID-19
levels given the continued uncertainty around travel restrictions and office openings.
Technology
and
development.
Technology and development expenses increased by $7.5 million, or 59%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to a $7.0 million stock-based compensation expense incurred in connection with our IPO, increase in severance expense of $0.7 million due to termination of certain employees and increase in server, hosting and license fees of $0.8 million to support our expanding business. These increases were partially offset by a decrease in professional fees and contractor expenses of $0.8 million.
General
and
administrative.
General and administrative expenses increased by $ 25.1 million, or 316%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to a $23.7 million stock-based compensation expense incurred in connection with our IPO, increase in IPO related professional fees of $1.2 million, increase in compensation of $1.2 million to support the Company’s growth and public company infrastructure and an increase in $0.5 million due to lower allocation of overhead costs. These increases were partially offset by a $0.3 million decrease in reserves for bad debts, a $0.2 million decrease in facilities expenses related to the
COVID-19
pandemic and a $1.0 million decrease in professional fees incurred in the three months ended June 30, 2020 for automation and process improvement initiatives.

Depreciation
and
amortization.
Depreciation and amortization expenses decreased by $1.8 million, or 11%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease results from decreased depreciation of our property and equipment of $0.4 million and decreased amortization of our intangible assets of $2.3 million, resulting from the use of the accelerated method to amortize the asset. These decreases were partially offset by increased amortization expense related to our internal-use
software of $0.9 million.
Interest expense, net
Interest
expense,
net.
Interest expense decreased by $2.5 million, or 32%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in interest expense was primarily attributable to reduced PIK interest expense of $1.1 million and decreased interest on the Term Loan by $1.4 million due to a reduction in interest rates caused by the
COVID-19
pandemic.
Benefit from income taxes
Benefit
from
income
taxes.
Benefit from income taxes decreased by $2.5 million, or 45%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The tax benefit decreased despite the higher book losses due to the offset of non-deductible stock-based compensation expense.
Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	$ change	% change
(in thousands)
Revenue	$142,027	$102,362	$39,665	39%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown below)	24,344	17,911	6,433	36
Sales and marketing	43,813	35,124	8,689	25
Technology and development	32,944	25,062	7,882	31
General and administrative	41,592	15,586	26,006	167
Depreciation and amortization	28,998	32,751	(3,753)	(11)

Total operating expenses	171,691	126,434	45,257	36

Operating loss	(29,664)	(24,072)	(5,592)	23
Interest expense, net	(12,126)	(15,953)	3,827	(24)

Net loss before benefit from income taxes	(41,790)	(40,025)	(1,765)	4
Benefit from income taxes	3,958	9,130	(5,172)	(57)

Net loss	$(37,832)	$(30,895)	$(6,937)	22%

Net loss margin	(27)%	(30)%	3%	(10)%

Revenue
Total revenue increased by $39.7 million, or 39%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

	Six Months Ended June 30,
	2021	2020	$ change	% change
(in thousands)
Advertiser direct revenue	$67,880	$53,484	$14,396	27%
Programmatic revenue	58,367	34,909	23,458	67
Supply side revenue	15,780	13,969	1,811	13

Total revenue	$142,027	$102,362	$39,665	39%

Total revenue increased primarily due to a significant increase in our programmatic revenue of $23.5 million, or 67%, attributable to growth in volume of impressions of 39% and an increase of 18% in average CPMs. The increase in average CPMs, was attributable to the launch of our Context Control solution in early 2020. Revenue from our advertiser direct customers increased $14.4 million, or 27%, reflecting growth in volume of impressions of 43% as well as the acquisition of a number of new large customers. These increases were partially offset by a decrease of 11% in average CPMs due to changes in mix from open web towards social platforms.
Operating expenses
Cost of Revenue
. Cost of revenue increased by $6.4 million, or 36%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was driven by a $2.9 million increase in data center and hosting fees resulting from overall revenue growth and migration of data centers to AWS cloud and an increase of $5.9 million in revenue share to our DSP partners on account of our growth in programmatic revenue. These increases were partially offset by a decrease in compensation expense of $1.8 million and a decrease in allocated overhead expense of $0.5 million as a result of workforce reductions in 2020.
Sales and marketing.
Sales and marketing expenses increased by $8.7 million, or 25%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to a $10.8 million stock-based compensation expense incurred in connection with our IPO and increase of $0.5 million in IPO related advertising and marketing related expenses. These increases were partially offset by a decrease in compensation expense of $1.3 million and a decrease of allocated overhead expense of $0.4 million as a result of workforce reductions in 2020. In addition, travel related costs decreased by $0.5 million and offsite training costs decreased by $0.5 million. While we have incurred significantly lower travel related expenses as a result of the
COVID-19
pandemic, it is unclear if such expenses will return to
pre-COVID-19
levels given the continued uncertainty around travel restrictions and office openings.
Technology and development.
Technology and development expenses increased by $7.9 million, or 31%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to a $7.0 million stock-based compensation expense incurred in connection with our IPO, increase in severance expense of $0.8 million due to termination of certain employees and increase in server, hosting and license fees of $1.2 million to support our expanding business. These increases were partially offset by a decrease in professional fees and contractor expenses of $1.1 million.
General and administrative.
General and administrative expenses increased by $26.0 million, or 167%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to a $23.7 million stock-based compensation expense incurred in connection with our IPO, increase in professional fees of $1.7 million for IPO related assistance, increase in compensation of $2.3 million to support the Company’s growth and public company infrastructure and an increase in $1.0 million caused due to lower allocation of overhead costs. These increases were partially offset by a $1.0 million decrease in reserves for bad debts, a $0.8 million decrease in facilities expenses related to the
COVID-19
pandemic and a $1.0 million decrease in professional fees incurred in the six months ended June 30, 2020 for automation and process improvement initiatives.

Depreciation and amortization.
Depreciation and amortization expenses decreased by $3.7 million, or 11%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease results from decreased depreciation of our property and equipment of $0.7 million and decreased amortization of our intangible assets of $4.5 million, resulting from the use of the accelerated method to amortize the asset. These decreases were partially offset by increased amortization expense related to our internal-use
software of $1.5 million.
Interest expense, net
Interest expense, net.
Interest expense decreased by $3.8 million, or 24%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in interest expense was primarily attributable to reduced PIK interest expense of $1.8 million and decreased interest on the Term Loan by $2.0 million due to a reduction in interest rates caused by the
COVID-19
pandemic.
Benefit from income taxes
Benefit from income taxes.
Benefit from income taxes decreased by $5.2 million, or 57%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The tax benefit decreased despite the higher book losses due to the offset of non-deductible
stock-based compensation expense.
Non-GAAP
Financial Measures
We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. Adjusted EBITDA is defined as earnings (loss) before interest expense, income taxes, depreciation and amortization, including amortization of debt issuance costs and is further adjusted for IPO readiness costs, acquisition related costs, restructuring and integration costs. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with GAAP.
We use
non-GAAP financial
measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial
measures provide our shareholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons.
Although we believe these measures are useful to investors and analysts for the same reasons they are useful to management, as discussed below, these measures are not a substitute for, or superior to, U.S. GAAP financial measures or disclosures. Our non-GAAP financial
measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial
measures differently than we do, limiting the usefulness of those measures for comparative purposes.
The
non-GAAP financial
measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliation of Adjusted EBITDA to its most directly comparable GAAP financial measure, net loss, is presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial
measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(35,063)	$(16,451)	$(37,832)	$(30,895)
Depreciation and amortization	14,603	16,413	28,998	32,751
Stock-based compensation	41,531	—	41,531	—
Interest expense, net	5,167	7,695	12,126	15,953
Benefit from income taxes	(3,045)	(5,519)	(3,958)	(9,130)
Acquisition, restructuring and integration costs	2,408	1,699	2,578	1,851
IPO readiness costs	93	—	1,038	—

Adjusted EBITDA	$25,694	$3,837	$44,481	$10,530

Revenue	$75,075	$48,320	$142,027	$102,362

Net loss margin	(47)%	(34)%	(27)%	(30)%

Adjusted EBITDA margin	34%	8%	32%	10%

Liquidity and Capital Resources
General
As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $73.2 million, which was held for working capital purposes, as well as the available balance of our Revolving Loan, described further below. With total proceeds of $274.4 million from our IPO, net of underwriting discount and offering costs, we expect that such proceeds together with operating cash flows and our cash and cash equivalents on hand at June 30, 2021, will enable us to continue to make such investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We believe the IPO proceeds, our existing cash and cash equivalents, availability under our Revolving Loan and cash provided by operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, it could reduce our ability to compete successfully and harm our results of operations.
Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021 and December 31, 2020, we had deferred revenue of $0.8 million and $1.1 million, respectively, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.
Credit Facilities
On July 19, 2018, we entered into a Credit Agreement with a syndicate of lenders, comprised of the $325.0 million (“Term Loan”) and the $25.0 million (“Revolving Loan”), with maturity dates of July 19, 2024 and July 19, 2023, respectively. Pursuant to the Incremental Facility Assumption Agreement No. 1, dated as of November 19, 2019 (the “Credit Agreement Amendment”), the Term Loan was increased to $345.0 million. As of June 30, 2021 and December 31, 2020, we had $345.0 million outstanding under our Term Loan, excluding PIK interest.

In addition to the cash pay interest described below, the Credit Agreement includes PIK interest at a rate of 1.25% per annum. All PIK interest due is paid by capitalizing such interest and adding such applicable PIK interest to the principal amount of the outstanding Term Loan. Total capitalized PIK interest at June 30, 2021 and December 31, 2020, was $10.9 million and $10.5 million, respectively. Borrowings under the Credit Agreement bear interest payable in cash at a rate per annum, at our option, equal to an applicable margin, plus, (a) for alternate base rate borrowings, the highest of (i) the rate last quoted by The Wall Street Journal as the “prime rate” in the United States, (ii) the Federal Funds Rate in effect on such day plus 1/2 of 1.00% and (iii) the Adjusted LIBOR for a one month interest period on such day plus 1.00% and (b) for eurodollar borrowings, the Adjusted LIBOR determined by the greater of (i) the LIBOR for the relevant interest period divided by 1 minus the statutory reserves (if any) and (ii) 1.00%. Effective February 1, 2021, and subject to maintaining a total leverage ratio less than 6.50 to 1.00, additional PIK interest will not accrue pursuant to the Credit Agreement. As of June 30, the Company has $10.9 million of PIK interest accrued.
The interest rate on the Term Loan was 6.00% per annum as of June 30, 2021 and 7.00% per annum as of December 31, 2020.
As of June 30, 2021 and December 31, 2020, the Company had no amounts outstanding on the Revolving Loan. We are required to pay a commitment fee on the average daily undrawn portion of the Revolving Loan of
0.375%-0.50%
per annum (varying based on the leverage ratio tiers applicable to the applicable margin as described above), a letter of credit fronting fee of 0.125% per annum and a letter of credit participation fee equal to the applicable margin for eurodollar revolving loans on the actual daily amount of the letter of credit exposure.
The Credit Agreement contains customary representations and warranties, affirmative covenants, reporting obligations, negative covenants and events of default. The financial covenants underlying the Term Loan require our revenue to debt ratio meet certain thresholds and certain debt-related covenants become more restrictive over successive quarters through June of 2021. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.
Cash Flows
The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$33,056	$13,238
Net cash used in investing activities	(8,096)	(6,715)
Net cash used in financing activities	(3,115)	(1,072)

Net increase in cash and cash equivalents, and restricted cash	$21,845	$5,451

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(553)	76

Cash, cash equivalents, and restricted cash, at beginning of year	54,721	30,370

Cash, cash equivalents and restricted cash, at end of year	$76,013	$35,897

Operating Activities
For the six months ended June 30, 2021, net cash provided by operating activities was $33.0 million, resulting from a net loss of $37.8 million adjusted for non-cash
expenses of depreciation and amortization of $29.0 million, stock-based compensation of $41.5 million, amortization of debt issuance costs of $0.7 million, non-cash
interest expense of $0.4 million, and an increase in working capital of $5.8 million, offset by a deferred tax provision of $6.6 million.
For the six months ended June 30, 2020, net cash provided by operating activities was $13.2 million, resulting from a net loss of $30.9 million adjusted for non-cash
expenses of depreciation and amortization of $32.8 million,
non-cash
interest expense of $2.2 million, an increase in the allowance for doubtful accounts of $1.2 million, and an increase in working capital of $7.3 million.

Investing Activities
Cash used in investing activities was $8.1 million for the six months ended June 30, 2021, reflecting capitalized costs related to our internal use software of $7.8 million and purchase of property and equipment of $0.3 million.
Cash used in investing activities was $6.7 million for the six months ended June 30, 2020, reflecting our asset purchase of internal use software for $6.4 million in January 2021, and purchase of property and equipment $0.3 million.
Financing Activities
Cash provided by financing activities was $3.1 million for the six months ended June 30, 2021, reflecting $1.2 million in common stock repurchases, $2.8 million in IPO costs payments, and $0.2 million in principal payment on our capital leases, offset by $1.1 million in stock options exercised.
Cash used in financing activities was $1.1 million for the six months ended June 30, 2020, reflecting $1.0 million in principal payment on our capital leases, and $0.1 million in unit repurchase.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through May 2026 and the total noncancelable payments under these leases were $23.6 million as of June 30, 2021. Total noncancelable purchase commitments related to hosting services as of June 30, 2021 were $61.3 million for periods through 2024. The Term Loan million matures in 2024.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, in connection with the completion of this offering we intend to enter into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Off-Balance
Sheet Arrangements
We had no
off-balance
sheet arrangements as of June 30, 2021.
JOBS Act
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory
“say-on-pay”
votes on executive compensation and shareholder advisory votes on golden parachute compensation.

The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to
“opt-in”
to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed
basis.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Note 2—Summary of Significant Accounting Policies” to our consolidated financial statements appearing in our IPO Prospectus.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 to our condensed consolidated financial statements: “Summary of Significant Accounting Policies—Accounting Pronouncements Not Yet Adopted” included in Part I, Item 1 of this Quarterly Report on Form
10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, U.K., France, Germany, Italy, and Singapore. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended June 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
Our primary market risk exposure is changing eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The Term Loan and Revolving Loan carry interest at an applicable margin, plus (a) for alternate base rate borrowings, the highest of (i) the rate last quoted by The Wall Street Journal as the “prime rate” in the United States, (ii) the Federal Funds Rate in effect on such day plus 1/2 of 1.00% and (iii) the Adjusted LIBOR for a one month interest period on such day plus 1.00% and (b) for eurodollar borrowings, the Adjusted LIBOR determined by the greater of (i) the LIBOR for the relevant interest period divided by 1 minus the statutory reserves (if any) and (ii) 1.00%. The applicable margin is initially 5.00% per annum for alternate base offerings and 6.00% for eurodollar borrowings in the case of the Term Loan and the Revolving Loan. The applicable margin is initially 5.000% per annum in the case of the Incremental Facility Assumption Agreement No. 1, which was entered into November 19, 2019 to increase the aggregate principal amount of the Credit Agreement by $20 million.

At June 30, 2021, we had total outstanding debt of $355.9 million under our Term Loan; we had no outstanding debt on our Revolving Loan. Based on these amounts outstanding, a
100-basis
point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $5.4 million or a benefit of $1.8 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934 as of June 30, 2021.
Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We previously identified material weaknesses in our internal control over financial reporting that continue to exist. We did not design policies to maintain evidence of the operation of key control procedures, nor were monitoring controls evidenced at a sufficient level to provide the appropriate oversight of activities related to our internal control over financial reporting. Additionally, we did not design and maintain controls to ensure (i) appropriate segregation of duties in the operation of manual controls and (ii) account reconciliations, journal entries, and balance sheet and income statement fluctuation analyses were reviewed at the appropriate level of precision. In addition, the Company did not design and maintain effective controls over information technology, or IT, general controls for information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, (iii) computer operations to ensure that critical batch jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements for financially relevant IT systems.
Management’s Remediation Efforts
We have commenced measures to remediate the identified material weaknesses. The measures include (i) formalizing the company’s accounting policies with respect to maintaining evidence in the operation of control procedures, (ii) improving our control framework to include both the appropriate segregation of duties and definition around the appropriate levels of precision for controls, including account reconciliations, journal entries, and balance sheet and income statement fluctuation analyses, (iii) designing and documenting the execution of IT general controls for systems and applications impacting internal control over financial reporting, specifically related to user access, change management, computer operations, and program development controls.
While we have performed certain remediation activities to strengthen our controls, the material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the remediation plan and take such other actions that we deem appropriate given the circumstances.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any legal proceeding that, if determined adversely to us, would have a material adverse effect on us.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” of our Prospectus, dated June 29, 2021, filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
UNREGISTERED SALES OF EQUITY SECURITIES
Prior to the IPO, the Company was a single member limited liability company. In conjunction with the pricing of the IPO, the Company converted from a Delaware domestic limited liability company to a Delaware domestic corporation and all outstanding member units were converted into 134,203,403 shares of common stock of the Company on a proportion of 1 member unit for 242 shares of common stock. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.
USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING OF COMMON STOCK
On July 2, 2021, we closed our IPO in which we sold 15,000,000 shares of common stock at a public offering price of $18.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to the Company’s registration statement on
Form S-1
(File
No. 333-256770),
as amended (the “Registration Statement”), which was declared effective by the SEC on June 29, 2021. The representatives of the several underwriters of the IPO were Morgan Stanley & Co. LLC, Jefferies LLC, Barclays Capital Inc. and Evercore Group L.L.C. The offering commenced on June 21, 2021 and did not terminate before all of the securities registered in the Registration Statement were sold.
We received approximately $244.0 million in net proceeds after deducting underwriting discounts and commissions of $18.9 million and offering costs of $7.1 million. The principal purposes of the offering were to increase our capitalization and financial flexibility. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products, services or technologies. On July 28, 2021 the underwriters exercised their option to purchase 1,821,330 shares of common stock and we received additional proceeds of $30.4 million, net of underwriters’ discount and commissions, and offering costs.
Repurchases of Equity Securities
There were no repurchases of equity securities during the three months ended June 30, 2021 or at the closing of the IPO.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Integral Ad Science Holding Corp., dated June 29, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 2, 2021).

3.2	Bylaws of Integral Ad Science Holding Corp., dated June 29, 2021 (incorporated by reference to the Company’s Exhibit 3.2 to the Company’s Form 8-K filed on July 2, 2021).

4.1	Registration Rights Agreement, dated July 2, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to the Company’s Exhibit 4.1 to the Company’s Form 8-K filed on July 2, 2021).

10.1	Director Nomination Agreement, dated as of July 2, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to the Company’s Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2021).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on June 14, 2021).

10.3	Integral Ad Science Holding Corp. 2021 Omnibus Incentive Plan

10.4	Integral Ad Science Holding Corp. Amended and Restated 2018 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-256770), filed with the Commission on June 14, 2021)

10.5	Integral Ad Science Holding Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (333-257619), filed on July 1, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*
The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on
Form 10-Q
and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Ad Science Holding Corp. (Registrant)

Date: August 12, 2021	By:	/s/ Joseph Pergola
Joseph Pergola
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)