Form 10-Q
period 2021-09-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2021-11-10
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40557

INTEGRAL AD SCIENCE HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-0731995
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

95 Morton St., 8th Floor New York, NY	10014
(Address of principal executive offices)	(Zip Code)

(646) 278-4871
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IAS	The NASDAQ Stock Market LLC
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 9, 2021, the Registrant had 153,940,553 shares of common stock, $0.001 par value, outstanding.

Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Members’/ Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

	Signatures	47

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$63,777	$51,734
Restricted cash	213	187
Accounts receivable, net	45,589	45,418
Unbilled receivables	27,128	28,083
Prepaid expenses and other current assets	10,154	4,101
Total current assets	146,861	129,523
Property and equipment, net	1,417	2,243
Internal use software, net	17,511	12,322
Intangible assets, net	265,303	243,348
Goodwill	649,780	458,586
Other long-term assets	4,010	3,557
Total assets	$1,084,882	$849,579
LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,099	$38,789
Due to related party	62	150
Capital leases payable	50	325
Deferred revenue	568	1,144
Total current liabilities	43,779	40,408
Accrued rent	1,754	1,827
Net deferred tax liability	53,035	24,794
Long-term debt	232,682	351,071
Total liabilities	331,250	418,100
Commitments and Contingencies (Note 14)
Members’/Stockholders’ Equity
Units, $4.1322314 par value, 0 units authorized at September 30, 2021, 0 units and 134,039,494 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	553,717
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2021; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized at September 30, 2021, 153,940,553 shares issued and outstanding at September 30, 2021; 0 shares issued and outstanding at December 31, 2020	154	—
Additional paid-in-capital(1)	762,470	—
Accumulated other comprehensive income	788	4,523
Accumulated deficit(1)	(9,780)	(126,761)
Total members’/stockholders’ equity	753,632	431,479
Total liabilities and members’/stockholders’ equity	$1,084,882	$849,579

(1) Balances prior to the Company’s conversion to a Delaware corporation have been reclassified to additional paid-in capital to give effect to the corporate conversion described in Note 1.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2021	2020	2021	2020
Revenue	$79,014	$59,964	$221,041	$162,326
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	13,846	10,180	38,191	28,091
Sales and marketing	19,574	13,519	63,387	48,643
Technology and development	14,609	11,107	47,554	36,169
General and administrative	16,089	6,863	57,680	22,449
Depreciation and amortization	16,100	16,434	45,098	49,185
Total operating expenses	80,218	58,103	251,910	184,537
Operating income (loss)	(1,204)	1,861	(30,869)	(22,211)
Interest expense, net	(5,753)	(7,795)	(17,880)	(23,748)
Loss on extinguishment of debt	(3,721)	—	(3,721)	—
Net loss before benefit from income taxes	(10,678)	(5,934)	(52,470)	(45,959)
Benefit from income taxes	898	1,486	4,855	10,616
Net loss	$(9,780)	$(4,448)	$(47,615)	$(35,343)
Net loss per share – basic and diluted (1):	$(0.06)	$(0.03)	$(0.34)	$(0.26)
Basic and diluted weighted average shares outstanding	151,988,054	134,039,202	140,016,260	134,047,188
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,549)	1,761	(3,735)	1,037
Total comprehensive loss	$(12,329)	$(2,687)	$(51,350)	$(34,306)

(1) Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/ STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2021

	Common Stock
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance, July 1, 2021	134,203,403	$134	$430,368	$3,337	$—	$433,839
RSUs vested	26,931	—	150	—	—	150
Stock-based compensation	—	—	7,984	—	—	7,984
Foreign currency translation adjustment	—	—	—	(2,549)	—	(2,549)
Net loss	—	—	—	—	(9,780)	(9,780)
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	16,821,330	17	274,340	—	—	274,357
Issuance of common stock for the acquisition of Publica	2,888,889	3	49,628	—	—	49,631
Balance, September 30, 2021	153,940,553	$154	$762,470	$788	$(9,780)	$753,632

Nine Months Ended September 30, 2021

	Member’s Interest		Common Stock
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units (1)	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total members’/ stockholders’ equity
Balance, January 1, 2021	134,039,494	$553,717	—	$—	$—	$4,523	$(126,761)	$431,479
Repurchase of units	(99,946)	(413)	—	—	—	—	(791)	(1,204)
Units vested	17,486		—	—	—	—	—	—
Option exercises	246,369	1,075	—	—	3,360	—	—	4,435
Foreign currency translation adjustment	—	—	—	—	—	(3,735)	—	(3,735)
Net loss prior to corporate conversion	—	—	—	—	—	—	(37,832)	(37,832)
Conversion to Delaware corporation (Note 1)	(134,203,403)	(554,379)	134,203,403	134	388,860	—	165,385	—
Stock-based compensation	—	—	—	—	46,132	—	—	46,132
RSUs vested	—	—	26,931	—	150	—	—	150
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and offering costs	—	—	16,821,330	17	274,340	—	—	274,357
Issuance of common stock for the acquisition of Publica	—	—	2,888,889	3	49,628	—	—	49,631
Net loss	—	—	—	—	—	—	(9,780)	(9,780)
Balance, September 30, 2021	—	$—	153,940,553	$154	$762,470	$788	$(9,780)	$753,632
(1) Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2020

	Member’s Interest
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units(1)	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total members’ equity
Balance, July 1, 2020	134,050,576	$553,778	$—	$(549)	$(125,272)	$427,957
Repurchase of units	(14,762)	(61)	—	—	(10)	(71)
Foreign currency translation adjustment	—	—	—	1,761	—	1,761
Net loss	—	—	—	—	(4,448)	(4,448)
Balance, September 30, 2020	134,035,814	$553,717	$—	$1,212	$(129,730)	$425,199

Nine Months Ended September 30, 2020

	Member’s Interest
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units(1)	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total members’ equity
Balance, January 1, 2020	134,034,604	$553,862	$—	$175	$(94,365)	$459,672
Repurchase of units	(35,090)	(145)	—	—	(22)	(167)
Units vested	36,300	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	1,037	—	1,037
Net loss	—	—	—	—	(35,343)	(35,343)
Balance, September 30, 2020	134,035,814	$553,717	$—	$1,212	$(129,730)	$425,199
(1) Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(IN THOUSANDS)	2021	2020
Cash flows from operating activities:
Net loss	$(47,615)	$(35,343)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	45,098	49,185
Stock-based compensation	49,673	—
Deferred tax benefit	(9,966)	(12,431)
Extinguishment of debt	3,721	—
Amortization of debt issuance costs	1,020	1,024
Allowance for doubtful accounts	764	1,647
Non-cash interest expense	394	3,351
Changes in operating assets and liabilities, net of acquired business:
Decrease in accounts receivable	774	2,581
Decrease in unbilled receivables	703	1,542
Increase in prepaid expenses and other current assets	(6,151)	(86)
Decrease (increase) in other long-term assets	(574)	81
Increase in accounts payable and accrued expenses	220	6,644
Decrease in due to related party	(62)	(587)
Increase in accrued rent	220	162
Decrease in deferred revenue	(563)	(1,112)
Net cash provided by operating activities	37,656	16,659
Cash flows from investing activities:
Payment for the acquisition of Publica, net of acquired cash	(166,204)	—
Purchase of property and equipment	(636)	(447)
Acquisition and development of internal use software	(10,011)	(7,568)
Net cash used in investing activities	(176,851)	(8,015)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	281,589	—
Payments for offering costs	(4,728)	—
Repayment of long-term debt	(355,934)	—
Proceeds from the New Revolver	235,000	—
Payments for debt issuance costs	(2,318)	—
Principal payments on capital lease obligations	(275)	(1,333)
Cash paid for unit repurchases	(1,202)	(167)
Exercise of stock options	1,075	—
Net cash provided by (used in) financing activities	153,207	(1,500)
Net increase in cash, cash equivalents and restricted cash	14,012	7,144
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,042)	551
Cash, cash equivalents and restricted cash at beginning of period	54,721	30,370
Cash, cash equivalents, and restricted cash, at end of period	$66,691	$38,065
Supplemental Disclosures:
Cash paid during the period for:
Interest	$17,109	$15,224
Taxes	$1,438	$674
Non-cash investing and financing activities:
Deferred offering costs accrued, not yet paid	$2,506	$—
Assets acquired under capital leases	$—	$212
Property and equipment acquired included in accounts payable	$11	$88
Internal use software acquired included in accounts payable	$682	$894
Conversion of members’ equity to additional paid-in capital	$165,385	$—

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

1.    Description of business

Integral Ad Science Holding Corp. and its wholly-owned subsidiaries (together, the “Company”), formerly known as Kavacha Topco, LLC, is a global digital advertising verification company. The Company’s mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms. The Company’s cloud-based technology platform provides actionable insights and delivers independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, and video. The Company’s proprietary and Media Rating Council (the “MRC”) accredited Quality Impressions® metric is designed to verify that digital ads are served to a real person rather than a bot, viewable on-screen, and appear in a brand-safe and suitable environment in the correct geography. The Company is an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. The Company helps advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.

On August 9, 2021, the Company acquired Publica LLC (“Publica”). Publica is a leading CTV ad platform and works with many of the world’s biggest broadcasters, TV manufacturers, and over-the-top apps. With this acquisition, the Company is accelerating its CTV strategy to help publishers better monetize their video programming across CTV devices, while building new tools to provide advertisers with much-needed transparency into the quality of this inventory.

The Company has its operations within the United States (“U.S.”) in New York, California, Illinois, Washington, Texas and Virginia. Operations outside the U.S. include offices in the United Kingdom (“U.K.”), Germany, Italy, Spain, Sweden, Singapore, Australia, France, Japan, Canada, Brazil, and India.

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

On June 29, 2021, the Company priced an initial public offering (“IPO”) of its common stock, which closed on July 2, 2021. In the IPO, the Company issued and sold 15,000,000 shares of common stock at a price per share of $18.00. The Company received aggregate proceeds of $244.0 million from the IPO, net of underwriters’ discounts and commissions, and offering costs. The underwriters were granted a 30-day option to purchase up to an additional 2,250,000 shares of common stock from the Company. On July 28, 2021, the underwriters exercised their option to purchase 1,821,330 shares of common stock and the Company received additional proceeds of $30.4 million, net of underwriters’ discount and commissions, and offering costs. The Company used the proceeds received from the IPO to repay outstanding debt and finance its acquisition of Publica, as discussed in Note 9 and Note 3, respectively.

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

The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss, of cash flows and of members’/stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements for the years ended December 31, 2020 and 2019. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2021. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our final IPO prospectus filed with the Securities and Exchange Commission (“SEC”) on July 1, 2021.

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

Beginning in the first quarter of 2020, the COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the U.S. and globally, as well as the Company’s business, financial condition and results of operations. In the quarters subsequent to the second quarter of 2020, the underlying demand for the Company’s services has stabilized. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could still materially impact the Company’s estimates, particularly those noted above that require consideration of forecasted financial information, in the near to medium term. The ultimate impact of the COVID-19 pandemic will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration of the pandemic, new variants and their effects, vaccination rates and effectiveness, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic, macro-economic effects, such as supply chain constraints, labor shortages and inflationary pressures, and other economic and operational conditions the Company may face.

(d) Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$63,777	$51,734
Short term restricted cash	213	187
Long term restricted cash (held in other long-term assets)	2,701	2,800
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$66,691	$54,721

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

The activity in our allowance for doubtful accounts consists of the following as of:

	September 30, 2021	September 30, 2020
Balance, beginning of period	$4,257	5,843
Additional provision	764	1,647
Receivables written off	(640)	(1,975)
Balance, end of period	$4,381	5,515

(f) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company used the following assumptions in valuing its time-based service options, which vest over a period of time subject to continued employment (“Time-Based Options”) and return target options (“Return-Target Options”), which vest upon a realized cash return of the equity investment of Vista Equity Partners, the Company’s equity sponsor and funds controlled by Vista Equity Partners (“Vista”) and registration of the shares held by Vista.

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

The Company used the following assumptions in valuing its stock-based compensation:

	September 30, 2021			September 30, 2020 (1)
Estimated fair value	$8.16	-	$14.04	$2.29
Expected volatility (%)	65%	-	80%	70%	-	75%
Expected term (in years)	3.00	-	10.00	3.25	-	6.63
Risk-free interest rate (%)	0.46%	-	0.98%	0.26%	-	0.55%
Dividend yield	—			—

(1) For issuances prior to the pricing of the IPO, the fair value of the Company’s option grants was estimated at the grant date using the Monte Carlo simulation model and relate to the Return-Target Options only as the Time-Based Options were not within the scope of ASC 718, Compensation - Stock Compensation for the three and nine months ended September 30, 2020.

(g) Deferred offering costs

Deferred offering costs are capitalized and consist of fees incurred in connection with our IPO and include legal, accounting, printing, and other IPO-related costs. Upon the completion of our IPO, which occurred on July 2, 2021, these deferred costs were reclassified to members’/stockholders’ equity and recorded against the proceeds from the offering.

Deferred offering costs of $7,233 were recognized within additional paid-in capital on the Company's condensed consolidated balance sheets as of September 30, 2021. No such costs were incurred as of December 31, 2020.

(h) Recently adopted accounting pronouncements

    In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”) effective January 1, 2021, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within ASU No. 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company early adopted ASU No. 2019-12, which did not have a material impact on the Company’s condensed consolidated financial statements.

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

(i) Accounting pronouncements not yet adopted

In March 2020, the FASB issued ASU 2020-4, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-4”) which intends to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The amendments in ASU No. 2020-4 provide operational expedients and exceptions for applying U. S GAAP to contracts, hedging relationships and other transactions to affected by reference rate reform if certain criteria are met. The amendments in ASU No. 2020-4 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The Company intends to elect to apply certain of the optional expedients when evaluating the impact of reference rate reform on its debt instruments that reference LIBOR.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU No. 2016-13”) which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to accounts receivable. This guidance will be effective for the Company beginning January 1, 2023, including interim periods within that reporting period. Early adoption is permitted and the update allows for a modified retrospective method of adoption. The Company is currently evaluating the potential effect that adopting this guidance will have on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842)” (“ASU No. 2016-2”). Under ASU No. 2016-2, lessees will be required to put most leases on their balance sheets but to recognize expenses in the income statement in a manner similar to current accounting. ASU No. 2016-2 also eliminated the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. The updated guidance will be effective for the Company beginning January 1, 2022, with early adoption permitted. Upon adoption, entities will be required to use the modified retrospective approach for leases that exist, or are entered into, after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows entities to not apply the new leases standard, including its disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption.

The Company expects to elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company will make a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. The other practical expedients available under the guidance are being evaluated.

The Company is evaluating the lease portfolio, process, control and policy change requirements. The Company's evaluation of these requirements has progressed and the Company continues to gather the necessary data elements for the lease population. The Company does not expect the amount or classification of rent expense in its statement of condensed consolidated statements of operations to be affected by the adoption of ASU No. 2016-2. The Company expects that the primary effect of the adoption of ASU No. 2016-2 will be the recognition of a right-of-use asset and lease liability to reflect the Company's rights and obligations under its operating leases. The Company will also be required to provide the additional disclosures stipulated in ASU No. 2016-2.

The adoption of ASU No. 2016-2 will not have an impact on the leverage calculation set forth in the agreements governing the outstanding debt of the Company, because the leverage calculations are not affected by the liability that will be recorded upon adoption of the new standard. The Company is continuing to evaluate the potential impacts that adopting this guidance will have on its condensed consolidated financials and expects the adoption of ASU No. 2016-2 will have a material impact on the Company's condensed consolidated balance sheet.

3.    Business combinations

On August 9, 2021, a wholly-owned subsidiary of the Company acquired, directly or indirectly, all the membership units and membership interests of Publica. The purchase price related to this acquisition was $170,686 in cash and 2,888,889 shares of common stock of the Company, valued at $49,631. The acquisition was financed with proceeds received from the Company's IPO, as described in Note 1.

The acquisition was accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets and liabilities of Publica, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs. Determining the fair value of the assets acquired and liabilities assumed requires judgement and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, assets useful lives, market multiples, and other items. The use of different estimates and judgements could yield materially different results.

The estimated fair values allocated to the assets acquired are based on management's estimates and assumptions and may be subject to change as additional information becomes available. The estimated fair value of the customer relationship intangible asset acquired was determined using the excess earnings method. The estimated fair value of the trademark and developed technology intangible assets acquired were determined using the the relief from royalty method.

The excess of the purchase price, over the fair value of net assets acquired, including the amount assigned to the identifiable intangible assets, has been recorded to goodwill. The resulting goodwill has been allocated to the Company's single reporting unit. The Company is estimating approximately $58,390 of goodwill will be deductible for tax purposes.

The preliminary allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:

Fair Value
Assets acquired:
Cash and cash equivalents	$4,482
Accounts receivable	2,391
Property, plant and equipment	46
Prepaid expenses	64
Security deposits	12
Intangible assets:
Developed technology	15,200
Trademarks	2,200
Customer relationships	42,800
Total intangible assets	60,200
Total identifiable assets acquired	$67,195
Liabilities assumed:
Accounts payable	$561
Other current liabilities	2
Taxes payable	421
Deferred tax liability	37,615
Total liabilities assumed	38,599
Goodwill	191,721
Total purchase consideration	$220,317

The allocation of the purchase price to the assets acquired and liabilities assumed of Publica is not complete as of September 30, 2021 as the Company is continuing to gather information regarding Publica's pre-acquisition tax liability, deferred tax liability as well as the working capital adjustment.

The acquired intangible assets of Publica are amortized over their estimated useful lives. Accordingly, trademark will be amortized straight-line over 5 years, customer relationships will be amortized straight-line over 6 years and developed technology will be amortized over 5 years using an accelerated method. The weighted average amortization period for all acquired intangibles is 5.7 years. For the quarter and year to date period ended September 30, 2021, amortization for the acquired intangible assets was $1,440. The Company recognized a deferred tax liability of $37,615 on its purchase of Publica.

The results of Publica included in the Company's consolidated financial statements from the date of acquisition are net sales and loss from operations of $3,190 and $70, respectively for the three and nine months ended September 30, 2021. The Company incurred acquisition-related transaction costs of $1,304 during the three months ended September 30, 2021, which are included in General and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations as if the acquisition of Publica had occurred as of January 1, 2020. The pro forma information includes certain adjustments, including depreciation and amortization expense, software capitalization, the removal of transactions between Publica and the Company and certain other adjustments. The pro forma amounts may not be indicative of the results that actually would have been achieved had the acquisition of Publica occurred as of January 1, 2020, and are not necessarily indicative of future results of the combined companies:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$80,780	$61,312	$229,085	$164,432
Net loss	$(12,351)	$(6,257)	$(58,566)	$(42,553)

4.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			September 30, 2021	December 31, 2020
Computer and office equipment	1	-	3	$9,687	$9,167
Computer software	3	-	5	237	236
Leasehold improvements	Various			2,119	2,120
Furniture	5 years			335	317
Total property and equipment				12,378	11,840
Less: accumulated depreciation				(10,961)	(9,597)
Total property and equipment, net				$1,417	$2,243

Depreciation expense of property and equipment for the three months ended September 30, 2021 and 2020 was $418 and $733, respectively. Depreciation expense of property and equipment for the nine months ended September 30, 2021 and 2020 was $1,378 and $2,401, respectively.

Computer and office equipment under capital leases are as follows:

	September 30, 2021	December 31, 2020
Computer and office equipment	$6,073	$6,073
Less: Accumulated depreciation	(6,057)	(5,782)
Total computer and office equipment under capital leases, net	$16	$291

Depreciation expense related to computer and office equipment under capital leases for the three months ended September 30, 2021 and 2020 was $55 and $346, respectively. Depreciation expense related to computer and office equipment under capital leases for the nine months ended September 30, 2021 and 2020 was $275 and $1,301, respectively.

5.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			September 30, 2021	December 31, 2020
Internal use software	3	-	5	$29,939	$19,124
Less: Accumulated amortization				(12,428)	(6,802)
Total internal use software, net				$17,511	$12,322

Amortization expense for the three months ended September 30, 2021 and 2020 was $2,086 and $1,294, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $5,793 and $3,323, respectively. During the nine months ended September 30, 2021, the Company purchased digital advertising transparency software for $4,548. This software further expands the Company’s Total Visibility® product offering which provides insight into digital media quality and corresponding supply path costs.

6.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	September 30, 2021
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$302,060	$(74,327)	$227,733	10.7 years
Developed technology	4	-	5 years	130,734	(106,232)	24,502	3.7 years
Trademarks	5	-	9 years	19,700	(6,725)	12,975	5.6 years
Favorable leases	6 years			198	(105)	93	2.8 years
Total				$452,692	$(187,389)	$265,303

	December 31, 2020
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$259,329	$(55,282)	$204,047	12.5 years
Developed technology	4	-	5 years	115,921	(89,219)	26,702	2.1 years
Trademarks	9 years			17,500	(5,018)	12,482	6.5 years
Favorable leases	6 years			198	(81)	117	3.5 years
Total				$392,948	$(149,600)	$243,348

Amortization expense related to intangibles for the three months ended September 30, 2021 and 2020 was $13,596 and $14,498, respectively. Amortization expense related to intangibles for the nine months ended September 30, 2021 and 2020 was $37,927 and $43,514, respectively.

7.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2020	$458,586
Publica acquisition	191,721
Impact of exchange rates	(527)
Goodwill as of September 30, 2021	$649,780

8.    Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Accounts payable	$9,700	$8,808
Accrued payroll	4,526	3,482
Accrued professional fees	1,844	2,503
Accrued interest	19	4,277
Accrued bonuses and commissions	10,013	11,883
Accrued revenue sharing	5,823	2,503
Taxes payable	6,464	3,019
Other accrued expenses	4,710	2,314
Total accounts payable and accrued expenses	$43,099	$38,789

9.    Long-term debt

Credit Agreement

On July 19, 2018, the Company entered into a credit agreement with various lenders (“Prior Credit Agreement”), providing a term facility in the aggregate principal amount of $325,000 (“Term Loan”) and the ability to draw additional funds through a revolving facility (“Revolving Loan”) of up to $25,000. The Term Loan and Revolving Loan had a maturity date of July 19, 2024 and July 19, 2023, respectively. As further explained below, on September 29, 2021, the Company repaid the outstanding balances and terminated the Prior Credit Agreement.

In addition to interest payable in cash, the Prior Credit Agreement included Paid in Kind (“PIK”) interest at a rate of 1.25% per annum. All PIK interest due was paid by capitalizing such interest and adding such applicable PIK interest to the principal amount of the outstanding Term Loan. The interest rate for the cash interest under the Prior Credit Agreement was either the (a) Alternate Base Rate, which is equal to the greatest of the base rate in effect, the Federal Funds Rate in effect on such day plus 0.5% and one month adjusted LIBOR plus 1.0%, plus an applicable margin of 5% or for eurodollar borrowings, the (b) eurodollar rate, which is the adjusted LIBOR plus an applicable margin of 6%. The Company elected the eurodollar rate and the interest rate during the period prior to repayment was 6.0%.

On November 19, 2019, the Company entered into an incremental facility assumption amendment (“Incremental Term Loan”) to the Prior Credit Agreement which increased the aggregate principal amount by $20,000 used to finance the ADmantX S.p.A. acquisition, pay fees, costs, and expenses incurred in connection with the agreement, and finance working capital and general corporate purposes. All terms and conditions of the Term Loan remained consistent under the Incremental Term Loan. In connection with the entry into the Prior Credit Agreement, the Company incurred debt issuance costs of $7,476. In connection with Incremental Term Loan, the Company incurred debt issuance costs of $473. Debt issuance costs related to the Term Loan and Incremental Term Loan were recorded as a deferred charge and direct offset to long-term debt and are amortized into interest expense over the contractual term of the borrowings using the straight-line method. The debt issuance costs related to this facility were recorded as a deferred financing asset within prepaid expenses and other current assets and were amortized into interest expense over the contractual term of the borrowings using the straight-line method.

New Credit Agreement

On September 29, 2021, the Company entered into a new credit agreement with various lenders (the “New Credit Agreement” or the “New Revolver”), that provides for an initial $300,000 in commitments for revolving credit loans, which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the New Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the New Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the New Credit Agreement. The Company drew down $235,000 on the New Revolver on September 29, 2021.

Borrowings under the New Credit Agreement are scheduled to mature on September 29, 2026. The New Credit Agreement contains certain customary events of default including failure to make payments when due thereunder, and failure to observe or perform certain covenants.

The proceeds of the New Revolver, together with cash on hand, were used to repay the outstanding balance of the Term Loan and Revolving Loan. In connection with the New Revolver, the Company incurred costs of $2,318 that are included in Long-term debt, net, in the Condensed Consolidated Balance Sheets. In connection with the extinguishment of the Term Loan and Revolving Loan, the Company wrote off deferred financing costs of $3,721 as a loss on extinguishment.

The interest rates for the New Revolver under the New Credit Agreement for U.S. dollar loans are equal to (i) the applicable rate for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBO Rate (as defined in the New Credit Agreement) loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the New Credit Agreement) denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. The Company will pay a commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on September 30, 2021 was 2.2%.

Any borrowings under the New Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The New Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the New Credit Agreement) of 3.50:1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the New Credit Agreement) of 2.50 to 1.00. As of September 30, 2021, the Company was in compliance with all covenants contained in the New Credit Agreement.

	September 30, 2021	December 31, 2020
Term Loan	$—	$345,000
PIK Interest	—	10,539
New Revolver	235,000	—
Less: Unamortized debt issuance costs	(2,318)	(4,468)
Total carrying amount	$232,682	$351,071

Amortization of debt issuance costs for the three months ended September 30, 2021 and 2020 was $337 and $341, respectively. Amortization expense related to debt issuance costs for the nine months ended September 30, 2021 and 2020 was $1,020 and $1,024, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's condensed consolidated statements of operations and comprehensive loss.

The Company recognized interest expense of $5,417 and $6,320 during the three month periods ended September 30, 2021 and 2020, respectively. The Company recognized interest expense of $16,464 and $19,373 for the nine month period ended September 30, 2021 and 2020, respectively. Future principal payments of long-term debt as of September 30, 2021 are as follows:

Year Ending
2021 (remaining three months)	$—
2022	—
2023	—
2024	—
2025	—
2026	235,000
$235,000

10.    Income taxes

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

For the three months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $898 and $1,486, respectively. The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 8.4% and 25%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $4,855 and $10,616, respectively. The Company’s effective tax rate for the nine month periods ended September 30, 2021 and 2020 was 9.3% and 23.1%, respectively. The Company's effective tax rate for the three and nine months ended September 2021 is lower than for the respective three and nine month periods ended September 30, 2020 primarily due to non-deductible stock-based compensation in 2021 as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. The Company is not currently under audit in any taxing jurisdiction. As of September 30, 2021, the Company does not have an accrual relating to uncertain tax positions.

11.    Segment data

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

The following table summarizes revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North and South America (“Americas”)	$50,286	$37,062	$136,919	$99,609
Europe, Middle East and Africa (“EMEA”)	20,222	16,658	61,185	46,153
Asia and Pacific Rim (“APAC”)	8,506	6,244	22,937	16,564
Total	$79,014	$59,964	$221,041	$162,326

For the three months ended September 30, 2021 and 2020, revenue in the U.S. was $46,156 and $34,971, respectively. For the nine months ended September 30, 2021 and 2020, revenue in the U.S. was $126,226 and $94,268, respectively.

The following table summarizes property and equipment, net by geographic area:

	September 30, 2021	December 31, 2020
Property and Equipment, net
Americas	$971	$1,954
EMEA	153	282
APAC	293	7
Total	$1,417	$2,243

12.    Stock-based compensation

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

The Return-Target Options were considered to contain both market (total stockholder return threshold) and performance (exit event) conditions. As such, the award was measured on the date of grant. Since the conditions for vesting related to the Return-Target Options were not met prior to the IPO, no stock-based compensation was recognized in the pre-IPO financial statements of the Company.

In connection with the Company’s IPO, the 2018 Plan was amended and restated (“Amended and Restated 2018 Plan”) with the following modifications: (i) the provision to repurchase the Time-Based Options at cost upon resignation of the employee was removed and (ii) the Return-Target Options were modified to include vesting upon a sale of shares by Vista following the IPO resulting in Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion.

As a result of the modification to the Time-Based Options, the awards became subject to the guidance in ASC 718, Compensation - Stock Compensation. The fair value of the Time-Based Options under the 2018 Plan as of June 30, 2021, the modification date, was $74,016. During the three and nine months ended September 30, 2021, the Company recognized stock compensation expense of $4,595 and $42,742, respectively related to the Time-Based Options.

As the return multiple and vesting conditions associated with the Return-Target Options were also modified, the Company fair valued the Return-Target Options using a Monte Carlo simulation model which resulted in a fair value of $36,395 on the modification date. The Return-Target Options become exercisable following both (i) a registration of shares of common stock held by Vista and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. As of September 30, 2021, the condition relating to Vista's cash return was not deemed probable and therefore, no stock-based compensation expense was recognized relating to the Return-Target Options.

Vesting of the Time-Based Options accelerate when the Return-Target Options vest and therefore, recognition of the remaining unamortized stock compensation expense related to the Time-Based Options will accelerate when it becomes probable that the Return-Target Options would vest.

The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of September 30, 2021 were 5,421,134 and 2,710,566, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan (“2021 Plan”)

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. The Company reserved 19,701,877 shares for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan will be increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

During the three and nine months ended September 30, 2021, the Company recognized stock compensation expense of $887 and $887, respectively related to the stock options. As of September 30, 2021, there are 1,883,486 total options outstanding under the 2021 Plan, consisting of two-thirds or 1,255,496 Time-Based Options fair valued at $14,080 and one-third or 627,990 Return-Target Options fair valued at $5,123. The vesting conditions for the options issued under the 2021 Plan are identical to the those described under the Amended and Restated 2018 Plan.

Stock option activity for the three months ended September 30, 2021 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at July 1, 2021	6,725,030	$7.49	8.38	—
Granted	—	—	—	—
Canceled or forfeited	(48,400)	12.40	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2021	6,676,630	$7.45	8.12	$88,397
Vested and expected to vest at September 30, 2021	6,676,630	$7.45	8.12	—
Exercisable as of September 30, 2021	2,652,032	$4.17	7.38	$43,644

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at July 1, 2021	3,362,756	$7.49	8.38	—
Granted	—	—	—	—
Canceled or forfeited	(24,200)	12.40	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2021	3,338,556	$7.45	8.12	$44,000
Vested and expected to vest at September 30, 2021	3,338,556	$7.45	8.12	—
Exercisable as of September 30, 2021	—	—		—

Stock option activity for the nine months ended September 30, 2021 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	6,109,438	$4.83	8.47	—
Granted	1,381,671	17.49	9.39	—
Canceled or forfeited	(568,110)	4.99	—	—
Exercised	(246,369)	4.36	—	—
Outstanding at September 30, 2021	6,676,630	$7.45	8.12	$88,397
Vested and expected to vest at September 30, 2021	6,676,630	$7.45	8.12	—
Exercisable as of September 30, 2021	2,652,032	$4.17	7.38	$43,644

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	3,054,708	$4.83	8.47	—
Granted	691,077	17.49	9.39	—
Canceled or forfeited	(407,229)	4.80	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2021	3,338,556	$7.45	8.12	$44,000
Vested and expected to vest at September 30, 2021	3,338,556	$7.45	8.12	—
Exercisable as of September 30, 2021	—	—		—

As of September 30, 2021, unamortized stock-based compensation expense related to the Time-Based Options was $44,467, which will be recognized over the weighted average vesting term of 2.5 years. In addition, unamortized stock-based compensation expense related to the Return-Target Options of $41,272 will be recognized when events that trigger vesting are deemed probable.

2021 Employee Stock Purchase Plan (“ESPP”)

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. Under the ESPP, 1,489,571 shares of the common stock are reserved for issuance, and the number of shares available for issuance will be increased on January 1 of each calendar year beginning in 2022 and ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and can purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code. There are no shares issued under the ESPP plan as of September 30, 2021.

Integral Ad Science Holding Corp. Long-Term Incentive Plan

In 2018, the Company adopted the Long-Term Incentive Plan (“LTIP”). Under the LTIP, certain employees were granted long-term target incentive cash awards which would be payable subject to continued employment, upon the sale of the Company, or, sale to a third party of at least 50% of the Vista’s equity interest, provided if such sale of equity interests is through a public offering (whether initial or secondary), it would require the transfer of an aggregate of at least 75% of Vista’s equity interest and the achievement of a total equity return multiple of 3.0 or greater. Since the liquidity events described above were contingent and generally not considered probable until the event occurred, no stock-based compensation expense was recognized in the three and nine months ended September 30, 2020.

In July 2021, the Company offered employees with LTIP grants the opportunity to convert their cash award into Restricted Stock Units (“RSUs”). The conversion was at a 10% premium to the cash value of the award. The RSUs issued in exchange for LTIP grants vest 50% each year and become fully vested after two years of service. Certain employees did not convert their cash award to RSUs and to cover those cash awards, the Company adopted the Amended and Restated Long-Term Incentive Plan (“Amended and Restated LTIP”) to modify the vesting conditions to include vesting upon the occurrence of a sell down event by Vista following the IPO resulting in Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. The fair value of the cash awards held by employees under the Amended and Restated LTIP as of September 30, 2021 was $350. As of September 30, 2021, since the sell down event was not deemed probable, no stock-based compensation expense was recognized relating to these LTIP cash awards.

Restricted Stock Units

On June 30, 2021, in connection with the IPO, the Company granted 969,742 RSUs to its employees valued at $17,455. These RSUs vest 25% each year and become fully vested after 4 years of service. On August 2, 2021, the Company granted 706,526 RSUs to employees who converted their cash-based LTIP award into RSUs, valued at $12,661. These RSUs vest 50% each year and become fully vested after 2 years of service. In addition, for the three months ended September 30, 2021, the Company issued an aggregate of 646,474 RSUs to new hires, including employees of Publica. These RSUs vest 25% each year and become fully vested after 4 years of service.

The restricted stock unit activity for the three and nine months ended September 30, 2021 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2021	1,017,758	$17.59
Granted (1)	1,353,000	19.86
Canceled or forfeited	(106,777)	17.96
Vested	(26,931)	5.57
Outstanding as of September 30, 2021	2,237,050	$19.09
Expected to vest as of September 30, 2021	2,237,050

	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021	26,931	$5.57
Granted (1)	2,343,827	19.04
Canceled or forfeited	(106,777)	17.96
Vested	(26,931)	5.57
Outstanding as of September 30, 2021	2,237,050	$19.09
Expected to vest as of September 30, 2021	2,237,050

(1) Includes 706,526 RSUs converted from LTIP cash awards.

During the three and nine months ended September 30, 2021, the Company recognized $2,652 of stock-based compensation expense related to these RSU awards. Unamortized stock-based compensation expense related to RSUs was $40,206, which will be recognized over the weighted average vesting term of 3.3 years.

Performance Stock Units

The Company granted Performance Stock Units (“PSUs”) under the 2021 Plan, which are contingent upon achieving specified revenue performance goals by December 31, 2023. As of September 30, 2021, no stock-based compensation expense has been recognized as performance vesting conditions were not deemed probable to occur. The unrecognized compensation expense is $12,000 assuming performance at the highest tier.

Total stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$48	$—	$48	$—
Sales and marketing	2,419	—	13,227	—
Technology and development	1,820	—	8,829	—
General and administrative	3,854	—	27,569	—
Total	$8,141	$—	$49,673	$—

13.    Members’/ Stockholders’ equity

As discussed in Note 1, the Company converted to a Delaware corporation, which created new elements of the capital structure at June 30, 2021, and modified existing elements of the capital structure in place at December 31, 2020.

Common stock

As of September 30, 2021, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

The Company issued and sold 15,000,000 shares of common stock in connection with the closing of its IPO on July 2, 2021 and 1,821,330 shares of common stock in connection with the exercise of the underwriters' option that closed on July 28, 2021.

The Company issued 2,888,889 shares of common stock in connection with its acquisition of Publica on August 9, 2021.

For the three months and nine months ended September 30, 2021, the Company also issued 26,931 shares of common stock, respectively for vested RSUs.

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

In conjunction with the pricing of the IPO, the Operating Agreement was terminated, and the Company converted from a Delaware domestic limited liability company to a Delaware domestic corporation. All outstanding member units were converted into 134,203,403 shares of common stock of the Company on a proportion of 1 member unit for 242 shares of common stock.

For the three months ended September 30, 2021, and 2020, the Company repurchased 0 and 14,762 shares of common stock from members of the Company, for $0 and $71, respectively. The repurchases in excess of par value for the three months ended September 30, 2020 were $10. For the nine months ended September 30, 2021 and 2020, the Company repurchased 99,946 and 35,090 shares of common stock from members of the Company prior to the IPO, for $1,204 and $167, respectively. The repurchases in excess of par value for the nine months ended September 30, 2021 and 2020 were $791 and $22, respectively. The repurchase of shares has been accounted for as a reduction in members’/shareholders’ equity in these condensed consolidated financial statements.

14.    Commitments and contingencies

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

Operating leases

The Company leases office space under operating leases, which expire on various dates through March 2027. Certain leases relating to office space include scheduled annual rent increases. Rent expense under operating leases is recognized on a straight-line basis over the lease terms. The excess of expense over payments is recorded as accrued rent on the condensed consolidated balance sheets.

Operating lease expense for office space for the three months ending September 30, 2021 and 2020 was $1,883 and $1,933, respectively. Operating lease expense for office space for the nine months ending September 30, 2021 and 2020 was $5,594 and $6,107, respectively.

Capital leases

The Company leases equipment under capital leases. The equipment leases include options to renew, return or purchase at the end of the lease term. Future minimum rental payments under the capital leases are as follows as of September 30, 2021 are as follows:

Total minimum lease payments	$50
Less: Amount representing interest	—
Total	$50

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of September 30, 2021 were approximately $57,500 for periods through 2024.

15.    Net loss per share

For periods prior to the Company’s conversion to a Delaware corporation, including fiscal 2020 and 2021 for which a portion of the period preceded the conversion, the Company has retrospectively presented net loss per share as if the conversion had occurred at the beginning of the earliest period presented. The weighted average shares used in computing net loss per share in these periods are based on the number of units held by members after giving effect to the conversion ratio.

Basic and diluted loss per unit is computed by dividing net loss by the weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(9,780)	$(4,448)	$(47,615)	$(35,343)
Denominator:
Weighted average shares outstanding, basic and diluted	151,988,054	134,039,202	140,016,260	134,047,188
Net loss per share, basic and diluted	$(0.06)	$(0.03)	$(0.34)	$(0.26)

As the Company has reported net losses for the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding Time-Based Options were excluded from the computation of diluted net loss per share attributable to common stock/unit-holders for the periods presented because including them would have been antidilutive. Since the conditions associated with the vesting of the Return-Target Options have not occurred as of the reporting date, such options are excluded from potentially dilutive securities.

	Three and Nine months ended September 30,
	2021	2020
Options to purchase common stock/member units	6,676,630	5,258,956
Restricted stock units	2,237,050	26,931
Total	8,913,680	5,285,887

16.    Fair value disclosures

Financial instruments

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value due to their short maturities. The carrying value of long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 9).

17.    Related-party transactions

The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). For the three months ended September 30, 2021 and 2020, the Company incurred expenses of $20 and $72, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred expenses of $153 and $878, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to VCG as September 30, of 2021 and December 31, 2020 were $10 and $39, respectively.

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended September 30, 2021 and 2020, the Company incurred expenses of $22 and $18, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred expenses of $23 and $32, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to VEP as of September 30, 2021 and December 31, 2020 were $2 and $101, respectively.

The Company has subscription software arrangements with companies owned by Vista Equity Partners as follows:

Total expenses incurred by the Company for Mediaocean LLC (“Mediaocean”) (the Vista Equity Partners related party) was $30 for both the three months ended September 30, 2021 and 2020. Total expenses incurred by the Company for Mediaocean was $90 for the nine months ended September 30, 2021 and 2020. These costs were included in cost of revenue. Amounts due to Mediaocean as of September 30, 2021 and December 31, 2020 were both $10.

Total expenses incurred by the Company for Navex Global, Inc. (“Navex”) (the Vista equity Partners related party) were $4 and $7, respectively, for the three months ended September 30, 2021 and 2020. Total expenses incurred by the Company for Navex were $16 and $22, respectively, for the nine months ended September 30, 2021 and 2020. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to Navex as of September 30, 2021 and December 31, 2020 were $0 and $0.

There were no training expenses incurred with Cvent, Inc. (“Cvent”) (the Vista Equity Partners related party), for the three months ended September 30, 2021 and 2020. Total training expenses with Cvent, were $20 and $0, respectively, for the nine months ended September 30, 2021 and 2020. These costs were included in sales and marketing expenses. There were no amounts due as of September 30, 2021 and December 31, 2020.

Total expenses incurred by the Company for Marketo, Inc. (“Marketo”) (the Vista equity Partners related party) were $39 and $32, respectively, for the three months ended September 30, 2021 and 2020. Total expenses incurred by the Company for Marketo were $108 and $97, respectively, for the nine months ended September 30, 2021 and 2020. These costs were included in sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to Marketo as of September 30, 2021 and December 31, 2020 were $40 and $68, respectively.

Total expenses incurred by the Company for Poppulo, Inc. (“Poppulo”) (the Vista equity Partners related party) were $6 and $3, respectively, for the three months ended September 30, 2021 and 2020. Total expenses incurred by the Company for Poppulo were $19 and $10, respectively, for the nine months ended September 30, 2021 and 2020. These costs were included in sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to Poppulo as of September 30, 2021 and December 31, 2020 were $0.

Total expenses incurred by the Company for Lucid, Inc. (“Lucid”) (the Vista equity Partners related party) were $2 and $4, respectively, for the three months ended September 30, 2021 and 2020. Total expenses incurred by the Company for Lucid were $5 and $11, respectively, for the nine months ended September 30, 2021 and 2020. The majority of these costs were included in technology and development in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to Lucid as of September 30, 2021 and December 31, 2020 were $0 and $13, respectively.

Total expenses incurred by the Company for A Cloud Guru, Inc. (“A Cloud Guru”) (the Vista equity Partners related party) were $4 and $4, respectively, for the three months ended September 30, 2021 and 2020. Total expenses incurred by the Company for A Cloud Guru were $11 and $15, respectively, for the nine months ended September 30, 2021 and 2020. These costs were included in technology and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to A Cloud Guru as of September 30, 2021 and December 31, 2020 were $0 and $15, respectively.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the adverse effect on our business, operating results, financial condition, and prospects from the current COVID-19 pandemic and related economic downturns;
•our dependence on the overall demand for advertising;
•a failure to innovate or make the right investment decisions;
•our failure to maintain or achieve industry accreditation standards;
•our ability to compete successfully with our current or future competitors in an intensely competitive market;
•our dependence on integrations with advertising platforms, digital service providers (“DSPs”), and proprietary platforms that we do not control;
•our international expansion;
•our ability to expand into new channels;
•our ability to sustain our profitability and revenue growth rate decline;
•risks that our customers do not pay or choose to dispute their invoices;
•risks of material changes to revenue share agreements with certain DSPs;
•our ability to effectively manage our growth;
•the impact that any future acquisitions, strategic investments, or alliances may have on our business, financial condition, and results of operations;
•our ability to successfully execute our international plans;
•the risks associated with the seasonality of our market;
•our ability to maintain high impression volumes;
•the difficulty in evaluating our future prospects given our short operating history;
•uncertainty in how the market for buying digital advertising verification solutions will evolve;
•our ability to provide digital or cross-platform analytics;.
•our ability to maintain our corporate culture;
•risks posed by earthquakes, fires, floods, and other natural catastrophic events;
•interruption by man-made problems such as terrorism, computer viruses, or social disruption;
•the risk of failures in the systems and infrastructure supporting our solutions and operations;
•our ability to avoid operational, technical, and performance issues with our platform;
•risks associated with any unauthorized access to user, customer, or inventory and third-party provider data;
•our inability to use software licensed from third parties;
•our ability to provide the non-proprietary technology, software, products, and services that we use;
•the risk that we are sued by third parties for alleged infringement, misappropriation, or other violation of their proprietary rights;

•our ability to obtain, maintain, protect, or enforce intellectual property and proprietary rights that are important to our business;.
•our involvement in lawsuits to protect or enforce our intellectual property;
•risks that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers;
•risks that our trademarks and trade names are not adequately protected;
•the impact of unforeseen changes to privacy and data protection laws and regulation on digital advertising;
•the risk that a perceived failure to comply with laws and industry self-regulation may damage our reputation; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our IPO prospectus and this Quarterly Report.

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

Overview

We are a leading digital advertising verification company by revenue. With our cloud-based technology platform and the actionable insights it provides, we deliver independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, and video. Our proprietary and Media Rating Council (the “MRC”) accredited Quality Impressions® metric is designed to verify that digital ads are served to a real person rather than a bot, viewable on-screen, and appear in a brand-safe and suitable environment in the correct geography.

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

As a leading ad verification partner, we have deep integrations with all the major advertising and technology platforms including Amazon, Facebook, Google, Instagram, LinkedIn, Microsoft, Pinterest, Snap, Spotify, TikTok, The Trade Desk, Twitter, Xandr, Yahoo, and YouTube. Our platform uses advanced artificial intelligence (“AI”) and machine learning (“ML”) technologies to process over 100 billion daily web transactions on average. With this data, we deliver real-time insights and analytics to our global customers through IAS Signal, out easy-to-use unified reporting platform that helps brands, agencies, and publishers improve media quality and campaign performance.

Our pre-bid and post-bid verification solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile in-app, social, and CTV platforms. Our pre-bid programmatic solution is directly integrated with DSPs to help optimize return on ad spend (“ROAS”) by directing budget to the best available inventory. With our Context Control solution, advertisers can leverage more than 300 contextual segments from the Company on a pre-bid basis to avoid undesirable content or target towards content that is more suitable for their campaigns. Additionally, our Total Visibility® offering provides marketers with actionable insights to optimize their campaign spend and drive higher yield by focusing on the most efficient and cost effective pathways. Our solutions help hundreds of publishers globally deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted.

We acquired Publica, on August 9, 2021, a leading CTV ad platform that helps publishers better monetize their video programming across CTV devices and deliver true TV like experience to streaming audiences.

COVID-19

Since January 2020, an outbreak of COVID-19 has evolved into a worldwide pandemic. Due to the COVID-19 pandemic, we temporarily closed our offices globally, including our corporate headquarters, and are operating with substantially all staff working remotely. Management reviews operations on a continuous basis and there have been minimal interruptions in our customer facing operations to date.

We have continued to experience revenue growth year-over-year, however, during the three months ended June 30, 2020, we experienced a revenue decline due to a decline in spending from our total number of large advertising customers and publishers compared to the three months ended March 31, 2020. In the quarters subsequent to the second quarter of 2020, the underlying demand for the Company’s services stabilized and we have continued to experience revenue growth.

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

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Innovate and Develop New Products for Key High-Growth Segments
•Programmatic. We aim to deliver transparency to programmatic ad buying via innovative solutions including contextual targeting and brand safety and suitability.
•Social. We plan to develop deeper integrations with social platforms, also known as Walled Gardens, including feed-based brand safety and suitability, to be able to deliver continued transparency to our customers.
•Connected TV. We plan to continue to expand CTV-specific verification solutions and contextual capabilities to address the fast-growing CTV segment.
•Adjacent product expansion. We aim to expand our platforms to address new areas of verification and measurement needs for our clients. For example, with the introduction of our pre-bid contextual capability in 2020, we not only enhanced our core verification offering, but we were also able to expand into contextual targeting addressing new needs and providing new value to our customers. Similarly, in 2019, our CTV solution expanded our presence into this important and emerging digital channel.

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

Expand Customer Base Internationally

Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in an 18% growth in revenue year-over-year. We believe that Latin America and Southeast Asia may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and other established markets such as Australia and Japan, and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.

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

The following table sets forth our key performance indicators for the periods set forth below:

	September 30,
	2021	2020
Net Revenue retention of advertising customers (%) (as of the end of the period)	129%	107%
Total advertising customers (as of the end of the period)	2,045	1,836
Total number of large advertising customers (as of the end of the period)	183	160

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

The quotient obtained from this calculation is our net revenue retention rate of advertising customers. We have generated strong historical net revenue retention rates of advertising customers, with 129% for the three months ended September 30, 2021 and 107% for the three months ended September 30, 2020.

Our calculation of net revenue retention of advertising customers may differ from similarly titled metrics presented by other companies.

Our net revenue retention of advertising customers increased from 107% as of September 30, 2020 to 129% as of September 30, 2021. The increase in the net revenue retention of advertising customers as of September 30, 2020 compared to September 30, 2021 was primarily due to the COVID-19 pandemic, which began in the second quarter of 2020 and impacted the remainder of the year ended December 31, 2020. In the quarters subsequent to the second quarter of 2020, the underlying demand for the Company’s services has stabilized. Revenue increased by 32% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

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

Total number of large advertising customers

Historically our revenue has been driven primarily by a subset of large advertising customers who have leveraged our platform substantially from a usage standpoint. Increasing awareness of our solutions, further developing our sales and marketing expertise and partner ecosystem, and continuing to build solutions that address the unique identity needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe the recruitment and cultivation of large advertising customers is critical to our long-term success. Our total number of large advertising customers increased from 160 as of September 30, 2020 to 183 as of September 30, 2021, primarily due to economic recoveries and improved macroeconomic conditions since the prior year. The third quarter of 2020 was largely impacted by the COVID-19 pandemic. As macro-economic conditions fluctuate, including inflationary pressures due to the COVID-19 pandemic, there is no guarantee that we will continue to see an increase of large advertising customers.

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

Operating Expenses

Cost of revenue. Cost of revenue consists of data center costs, hosting fees, revenue share with our DSP partners and personnel costs. Personnel costs include salaries, bonuses, stock-based compensation, and employee benefit costs, primarily attributable to our customer operations group. Our customer operations group is responsible for onboarding, integration of new clients and providing support for existing customers, including technical support for our technology platform and product offering. We allocate overhead such as rent and occupancy and information technology infrastructure charges based on headcount.

Sales and marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation, employee benefits costs and commission costs, for our sales and marketing personnel. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities. We allocate overhead such as rent and occupancy and information technology infrastructure charges based on headcount. Sales commissions are expensed as incurred.

Technology and development. Technology and development expense consists primarily of personnel costs of our engineering, product, and data sciences activities. Personnel costs including salaries, bonuses, stock-based compensation and employee benefits costs, third-party consultant costs associated with the ongoing development and maintenance of our technology platform and product offering. We allocate overhead such as rent and occupancy and information technology infrastructure charges based on headcount. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in internal use software, net on our consolidated balance sheet.

General and administrative. General and administrative expense consist of personnel costs, including salaries, bonuses, stock-based compensation, and employee benefits costs for our executive, finance, legal, human resources, information technology, and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services, allocated facilities costs, and travel and entertainment primarily related to intra-office travel and conferences.

Depreciation and amortization. Depreciation and amortization expense consists primarily of depreciation and amortization expenses related to customer relationships, developed technologies, trademarks, favorable leases, equipment, leasehold improvements and other tangible and intangible assets. We depreciate and amortize our assets in accordance with our accounting policies. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives or using an accelerated method.

Interest expense, net

Interest expense, net. Interest expense consists primarily of interest payments on our outstanding borrowings under our Term Loan and amortization of related debt issuance costs net of interest income.

Loss on extinguishment of debt

Loss on extinguishment of debt. Loss on extinguishment of debt was incurred in connection with the repayment of outstanding debt under our Prior Credit Agreement.

Benefit from income taxes

Benefit from income taxes. The benefit from income taxes resulted primarily from deferred tax benefits resulting from the current period losses in the U.S.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands except percentages)
Revenue	$79,014	$59,964	$221,041	$162,326
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	13,846	10,180	38,191	28,091
Sales and marketing	19,574	13,519	63,387	48,643
Technology and development	14,609	11,107	47,554	36,169
General and administrative	16,089	6,863	57,680	22,449
Depreciation and amortization	16,100	16,434	45,098	49,185
Total operating expenses	80,218	58,103	251,910	184,537
Operating income (loss)	(1,204)	1,861	(30,869)	(22,211)
Interest expense, net	(5,753)	(7,795)	(17,880)	(23,748)
Loss on extinguishment of debt	(3,721)	—	(3,721)	—
Net loss before benefit from income taxes	(10,678)	(5,934)	(52,470)	(45,959)
Benefit from income taxes	898	1,486	4,855	10,616
Net loss	$(9,780)	$(4,448)	$(47,615)	$(35,343)
Net loss margin	(12)%	(7)%	(22)%	(22)%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	18%	17%	17%	18%
Sales and marketing	25%	23%	29%	30%
Technology and development	18%	19%	22%	22%
General and administrative	20%	11%	26%	14%
Depreciation and amortization	20%	27%	20%	30%
Total operating expenses	102%	97%	114%	114%
Operating income (loss)	(2)%	3%	(14)%	(14)%
Interest expense, net	(7)%	(13)%	(8)%	(15)%
Loss on extinguishment of debt	(5)%	—%	(2)%	—%
Net loss before benefit from income taxes	(14)%	(10)%	(24)%	(28)%
Benefit from income taxes	1%	2%	2%	7%
Net loss	(12)%	(7)%	(22)%	(22)%

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	$ change	% change
(in thousands except percentages)
Revenue	$79,014	$59,964	$19,050	32%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	13,846	10,180	3,666	36%
Sales and marketing	19,574	13,519	6,055	45%
Technology and development	14,609	11,107	3,502	32%
General and administrative	16,089	6,863	9,226	134%
Depreciation and amortization	16,100	16,434	(334)	(2)%
Total operating expenses	80,218	58,103	22,115	38%
Operating income (loss)	(1,204)	1,861	(3,065)	(165)%
Interest expense, net	(5,753)	(7,795)	2,042	(26)%
Loss on extinguishment of debt	(3,721)	—	(3,721)	(100)%
Net loss before benefit from income taxes	(10,678)	(5,934)	(4,744)	80%
Benefit from income taxes	898	1,486	(588)	(40)%
Net loss	$(9,780)	$(4,448)	$(5,332)	120%
Net loss margin	(12)%	(7)%	(5)%	67%

Revenue

Total revenue increased by $19.1 million, or 32%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

	Three Months Ended September 30,
	2021	2020	$ change	% change
(in thousands)
Advertiser direct revenue	$34,444	$30,008	$4,436	15%
Programmatic revenue	33,723	22,621	11,102	49%
Supply side revenue	10,847	7,335	3,512	48%
Total revenue	$79,014	$59,964	$19,050	32%

Total revenue increased primarily due to a significant increase in our programmatic revenue of $11.1 million, or 49%, attributable to growth in volume of impressions of 16% and an increase of 28% in average CPMs. The increase in average CPMs was attributable to the launch of our Context Control solution in early 2020. Revenue from our advertiser direct customers increased $4.4 million, or 15%, reflecting volume growth in volume of impressions of 34% as well as the acquisition of a number of new large customers. These increases were partially offset by a decrease of 13% in average CPMs due to changes in mix from open web towards social platforms. Revenue from our supply side customers increased $3.5 million, or 48%, primarily due to the acquisition of Publica.

Operating expenses

Cost of Revenue. Cost of revenue increased by $3.7 million, or 36%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was driven by a $1.4 million increase in data center and hosting fees resulting from overall revenue growth and migration of data centers to Amazon Web Services (“AWS”) cloud and an increase of $2.9 million in revenue share to our DSP partners on account of our growth in programmatic revenue. These increases were partially offset by a decrease in compensation expense of $0.5 million, and a decrease in allocated overhead expense of $0.1 million as a result of workforce reductions in 2020.

Sales and marketing. Sales and marketing expenses increased by $6.1 million, or 45%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a $2.4 million stock-based compensation expense, which we did not incur in the 2020 fiscal year, an increase in sales commissions of $1.5 million due to higher revenue growth, an increase in compensation expenses of $0.7 million to support our growth and international expansion, an increase in restructuring costs of $0.9 million, and an increase of $0.5 million in marketing and advertising expenses. Expenses for the three months ended September 30, 2020 were impacted by COVID-19. While we have incurred significantly lower travel related expenses as a result of the COVID-19 pandemic, it is unclear whether such expenses will return to pre-COVID-19 levels given the continued uncertainty around travel restrictions and office openings.

Technology and development. Technology and development expenses increased by $3.5 million, or 32%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a $1.8 million stock-based compensation expense, which we did not incur in the 2020 fiscal year, an increase in compensation expenses of $1.9 million, hosting and license fees of $0.7 million to support our growth, and an increase in allocated overhead expense of $0.2 million as a result of increased headcount in 2021. These increases were partially offset by a $1.0 million increase in internally developed costs capitalized, driven by the increase in compensation expenses.

General and administrative. General and administrative expenses increased by $9.2 million, or 134%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a $3.9 million stock-based compensation expense, which we did not incur in the 2020 fiscal year, an increase in compensation expenses of $1.5 million due to increased headcount, costs of $1.4 million related to the acquisition of Publica, an increase in insurance costs of $1.2 million related to public company costs, an increase of $0.9 million in professional fees incurred for audit and tax services, and an increase in reserves for bad debts of $0.2 million.

Depreciation and amortization. Depreciation and amortization expenses decreased by $0.3 million, or 2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease results from decreased depreciation of our property and equipment of $0.3 million and decreased amortization of our intangible assets of $2.2 million, resulting from the use of the accelerated method to amortize the asset. These decreases were offset by an increase in amortization from the Publica acquisition of $1.4 million and increased amortization expense related to our internal-use software of $0.8 million.

Interest expense, net

Interest expense, net. Interest expense decreased by $2.0 million, or 26%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in interest expense was primarily attributable to reduced PIK interest expense of $1.1 million and decreased interest on the Term Loan by $0.9 million due to a reduction in interest rates caused by the COVID-19 pandemic.

Loss on extinguishment of debt

Loss on extinguishment of debt. Loss on extinguishment of debt increased by $3.7 million, or 100%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The loss was incurred in connection with the repayment of outstanding debt under our Prior Credit Agreement.

Benefit from income taxes

Benefit from income taxes. Benefit from income taxes decreased by $0.6 million, or 40%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The tax benefit decreased despite the higher book losses due to the offset of non-deductible stock-based compensation expense.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	$ change	% change
(in thousands)
Revenue	$221,041	$162,326	$58,715	36%
Operating expenses:
Cost of revenues (excluding depreciation and amortization shown below)	38,191	28,091	10,100	36%
Sales and marketing	63,387	48,643	14,744	30%
Technology and development	47,554	36,169	11,385	31%
General and administrative	57,680	22,449	35,231	157%
Depreciation and amortization	45,098	49,185	(4,087)	(8)%
Total operating expenses	251,910	184,537	67,373	37%
Operating loss	(30,869)	(22,211)	(8,658)	39%
Interest expense, net	(17,880)	(23,748)	5,868	(25)%
Loss on extinguishment of debt	(3,721)	—	(3,721)	(100)%
Net loss before benefit from income taxes	(52,470)	(45,959)	(6,511)	14%
Benefit from income taxes	4,855	10,616	(5,761)	(54)%
Net loss	$(47,615)	$(35,343)	$(12,272)	35%
Net loss margin	(22)%	(22)%	—%	—%

Revenue

Total revenue increased by $58.7 million, or 36%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

	Nine Months Ended September 30,
	2021	2020	$ change	% change
(in thousands)
Advertiser direct revenue	$102,323	$83,492	$18,831	23%
Programmatic revenue	92,090	57,530	34,560	60%
Supply side revenue	26,628	21,304	5,324	25%
Total revenue	$221,041	$162,326	$58,715	36%

Total revenue increased primarily due to a significant increase in our programmatic revenue of $34.6 million, or 60%, attributable to growth in volume of impressions of 32% and an increase of 21% in average CPMs. The increase in average CPMs, was attributable to the launch of our Context Control solution in early 2020. Revenue from our advertiser direct customers increased $18.8 million, or 23%, reflecting growth in volume of impressions of 40% as well as the acquisition of a number of new large customers. These increases were partially offset by a decrease of 12% in average CPMs due to changes in mix from open web towards social platforms. Supply side revenue increased $5.3 million, or 25%, primarily attributable to the acquisition of Publica.

Operating expenses

Cost of Revenue. Cost of revenue increased by $10.1 million, or 36%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was driven by a $4.3 million increase in data center and hosting fees resulting from overall revenue growth and migration of data centers to AWS cloud and an increase of $8.8 million in revenue share to our DSP partners on account of our growth in programmatic revenue. These increases were partially offset by a decrease in compensation expense of $2.3 million and a decrease in allocated overhead expense of $0.6 million as a result of workforce reductions in 2020.

Sales and marketing. Sales and marketing expenses increased by $14.7 million, or 30%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to $13.2 million of stock-based compensation expense, which we did not incur in the 2020 fiscal year, an increase of $1.0 million in advertising and marketing related expenses, and increases of $1.2 million in commissions due to higher revenue growth. These increases were partially offset by a decrease of payroll expenses of $0.3 million, and a decrease in allocated overhead expense of $0.4 million as a result of workforce reductions in 2020.

Technology and development. Technology and development expenses increased by $11.4 million, or 31%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to $8.8 million of stock-based compensation expense, which we did not incur in the 2020 fiscal year, increase in restructuring expense of $0.8 million due to termination of certain employees, increases of $1.8 million for compensation expenses and increase in server, hosting and license fees of $1.9 million to support our growth. These increases were partially offset by a decrease of $0.9 million incurred in the prior period related to purchase of certain technology and an increase in internally developed costs capitalized of $1.1 million.

General and administrative. General and administrative expenses increased by $35.2 million, or 157%, for the nine months September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to $27.6 million of stock-based compensation expense, which we did not incur in the 2020 fiscal year, increase in professional fees of $2.3 million for IPO related assistance and audit and tax services, increase of $1.2 million insurance costs related to public company costs, increase in compensation expenses of $4.0 million to support the Company’s growth and public company infrastructure, costs of $1.9 million related to the Publica acquisition, and an increase in $0.9 million caused due to lower allocation of overhead costs. These increases were partially offset by a $0.9 million decrease in reserves for bad debts, and a $1.6 million decrease in professional fees incurred in the nine months ended September 30, 2020 for automation and process improvement initiatives.

Depreciation and amortization. Depreciation and amortization expenses decreased by $4.1 million, or 8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease results from decreased depreciation of our property and equipment of $1.0 million and decreased amortization of our intangible assets of $7.0 million, resulting from the use of the accelerated method to amortize the asset. These decreases were partially offset by increased amortization expense related to our internal-use software of $2.5 million and increase in amortization expense of $1.4 million due to the Publica acquisition.

Interest expense, net

Interest expense, net. Interest expense decreased by $5.9 million, or 25%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in interest expense was primarily attributable to reduced PIK interest expense of $3.0 million and decreased interest on the Term Loan by $2.9 million due to a reduction in interest rates caused by the COVID-19 pandemic.

Loss on extinguishment of debt

Loss on extinguishment of debt. Loss on extinguishment of debt increased by $3.7 million, or 100%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The loss was incurred in connection with the repayment of outstanding debt under our Prior Credit Agreement.

Benefit from income taxes

Benefit from income taxes. Benefit from income taxes decreased by $5.8 million, or 54%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The tax benefit decreased despite the higher book losses due to the offset of non-deductible stock-based compensation expense.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. Adjusted EBITDA is defined as earnings (loss) before depreciation and amortization, stock-based compensation, interest expense, benefit from income taxes, acquisition, restructuring and integration costs, IPO readiness costs and other one-time, non-recurring costs such as losses due to extinguishment of debt. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with GAAP.

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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(9,780)	$(4,448)	$(47,615)	$(35,343)
Depreciation and amortization	16,100	16,434	45,098	49,185
Stock-based compensation	8,141	—	49,673	—
Interest expense, net	5,753	7,795	17,880	23,748
Benefit from income taxes	(898)	(1,486)	(4,855)	(10,616)
Acquisition, restructuring and integration costs	2,314	171	4,893	2,022
IPO readiness costs	56	—	1,094	—
Loss on extinguishment of debt	3,721	—	3,721	—
Adjusted EBITDA	$25,407	$18,466	$69,889	$28,996
Revenue	$79,014	$59,964	$221,041	$162,326
Net loss margin	(12)%	(7)%	(22)%	(22)%
Adjusted EBITDA margin	32%	31%	32%	18%

Liquidity and Capital Resources

General

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $63.8 million, which was held for working capital purposes, as well as the available balance under our New Revolver, described further below. We expect that the $274.4 million of proceeds from the IPO (net of underwriting discounts and offering costs) together with operating cash flows and our cash and cash equivalents on hand at September 30, 2021, will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We believe our existing cash and cash equivalents, availability under our New Revolver and cash provided by operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021 and December 31, 2020, we had deferred revenue of $0.6 million and $1.1 million, respectively, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

Credit Facilities

On July 19, 2018, we entered into the Prior Credit Agreement with a syndicate of lenders, comprised of the $325.0 million (“Term Loan”) and the $25.0 million (“Revolving Loan”), with maturity dates of July 19, 2024 and July 19, 2023, respectively. Pursuant to the Incremental Facility Assumption Agreement No. 1, dated as of November 19, 2019 (the “ Prior Credit Agreement Amendment”), the Term Loan was increased to $345.0 million. As explained below, on September 29, 2021, the Company repaid the outstanding balances and terminated the Prior Credit Agreement.

In addition to the cash pay interest, the Prior Credit Agreement included PIK interest at a rate of 1.25% per annum. All PIK interest due was paid by capitalizing such interest and adding such applicable PIK interest to the principal amount of the outstanding Term Loan. Effective February 1, 2021, and subject to maintaining a total leverage ratio less than 6.50 to 1.00, additional PIK interest was not accrued pursuant to the Prior Credit Agreement. The interest rate during the period prior to the repayment was 6.0%.

On September 29, 2021, we entered into a new credit agreement with various lenders (the “New Credit Agreement” or the “New Revolver”), provides for an initial $300.0 million in commitments for revolving credit loans, which amount may be increased or decreased under specific circumstances, with a $30.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings under to the New Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the New Credit Agreement.

The interest rates applicable to revolving borrowings under the New Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, and (c) the Adjusted LIBOR (subject to a floor of 0.0%) for a one month Interest Period (each term as defined in the New Credit Agreement) plus 1%, or (y) the Adjusted LIBOR (subject to a floor of 0.0%) equal to the LIBOR (as defined in the New Credit Agreement) for the applicable Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the New Credit Agreement) or (ii) in the case of RFR Loans (as defined in the New Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the New Credit Agreement) or (y) the applicable Term RFR (as defined in the New Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the New Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBOR loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. A commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). The interest rate at September 30, 2021 was 2.2%.

The New Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the New Credit Agreement) of 3.50:1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the New Credit Agreement) of 2.50 to 1.00. As of September 30, 2021, the Company was in compliance with all covenants contained in the New Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$37,656	$16,659
Net cash used in investing activities	(176,851)	(8,015)
Net cash provided by (used in) financing activities	153,207	(1,500)
Net increase in cash and cash equivalents, and restricted cash	$14,012	$7,144
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,042)	551
Cash, cash equivalents, and restricted cash, at beginning of period	54,721	30,370
Cash, cash equivalents and restricted cash, at end of period	$66,691	$38,065

Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $37.7 million, resulting from a net loss of $47.6 million adjusted for non-cash expenses of depreciation and amortization of $45.1 million, stock-based compensation of $49.7 million, a loss on the extinguishment of debt of $3.7 million, amortization of debt issuance costs of $1.0 million, bad debt expense of $0.8 million, and non-cash interest expense of $0.4 million, partially offset by a decrease in working capital of $5.4 million, and a deferred tax provision of $10.0 million.

For the nine months ended September 30, 2020, net cash provided by operating activities was $16.7 million, resulting from a net loss of $35.3 million adjusted for non-cash expenses of depreciation and amortization of $49.2 million, non-cash interest expense of $3.4 million, an increase in the allowance for doubtful accounts of $1.6 million, amortization of debt issuance costs of $1.0 million and an increase in working capital of $9.2 million, offset by a deferred tax provision of $12.4 million.

Investing Activities

Cash used in investing activities was $176.9 million for the nine months ended September 30, 2021, reflecting payment for the acquisition of Publica, net of acquired cash of $166.2 million, capitalized costs related to our internal use software of $10.0 million and the purchase of property and equipment of $0.6 million.

Cash used in investing activities was $8.0 million for the nine months ended September 30, 2020, reflecting our asset purchase of internal use software for $7.6 million in January 2021, and the purchase of property and equipment of $0.4 million.

Financing Activities

Cash provided by financing activities was $153.2 million for the nine months ended September 30, 2021, reflecting proceeds from the IPO, net of underwriting discounts and commissions of $281.6 million, issuance of new debt of $235.0 million, and $1.1 million in stock options exercised. This was offset by a repayment of outstanding debt of $355.9 million, $1.2 million in common stock repurchases, $4.7 million in deferred offering costs, payments for debt issuance costs of $2.3 million and $0.3 million in principal payment on our capital leases.

Cash used in financing activities was $1.5 million for the nine months ended September 30, 2020, reflecting $1.3 million in principal payment on our capital leases, and $0.2 million in unit repurchase.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through March 2027 and the total non-cancelable payments under these leases were $29.7 million as of September 30, 2021. Total non-cancelable purchase commitments related to hosting services as of September 30, 2021 were $57.5 million for periods through 2024. The New Revolver matures in 2026.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., U.K., France, Germany, Italy, and Singapore. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended September 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

Our primary market risk exposure is changing eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The New Revolver carries interest at an applicable margin, for U.S. dollar loans equal to the greater of (a) the rate last quoted by The Wall Street Journal as the “prime rate” in the U.S., (b) the Federal Funds Rate in effect on such day plus 0.5%, or the Adjusted LIBOR (subject to a floor of 0.0%) for a one month interest period on such day multiplied by the Statutory Reserve Rate. For eurodollar borrowings, the New Revolver carries interest at an applicable margin equal to applicable RFR or the applicable Term RFR, plus (i) the Applicable Rate for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBO Rate loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio. In addition, we will pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio.

At September 30, 2021, we had total outstanding debt of $235.0 million under our New Revolver. Based on these amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $2.4 million or a benefit of $2.4 million, respectively.
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2021.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.

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

Management’s Remediation Efforts

We are implementing measures to remediate the identified material weaknesses. The measures include (i) formalizing the Company’s accounting policies with respect to maintaining evidence in the operation of control procedures, (ii) improving our control framework to include both the appropriate segregation of duties and definition around the appropriate levels of precision for controls, including account reconciliations, journal entries, and balance sheet and income statement fluctuation analyses, and (iii) designing and documenting the execution of IT general controls for systems and applications impacting internal control over financial reporting, specifically related to user access, change management, computer operations, and program development controls.

While we are performing remediation activities to strengthen our controls, the material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the remediation plan and take such other actions that we deem appropriate given the circumstances.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES

None, other than as reported in the Current Report on Form 8-K filed by the Company on August 10, 2021.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING OF COMMON STOCK

On July 2, 2021, we closed our IPO in which we sold 15,000,000 shares of common stock at a public offering price of $18.00 per share.     We received approximately $244.0 million in net proceeds after deducting underwriting discounts and commissions of $18.9 million and offering costs of $7.1 million. On July 28, 2021, the underwriters exercised their option to purchase 1,821,330 shares of common stock and we received additional proceeds of $30.4 million, net of underwriters’ discount and commissions, and offering costs. We used all the proceeds received from the IPO to repay outstanding debt and finance the acquisition of Publica.

Repurchases of Equity Securities

There were no repurchases of equity securities during the three months ended September 30, 2021 or at the closing of the IPO.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

    The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

2.1*
Securities Purchase Agreement, dated August 9, 2021, by and among Integral Ad Science, Inc., Publica LLC, Publica Investors LLC, NBIC Finance Sarl, Alpine Road Investors LLC and certain individuals thereto (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 10, 2021).

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

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on June 14, 2021).

10.3	Integral Ad Science Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2021).

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

10.6
Credit Agreement, dated as of September 29, 2021, by and among Integral Ad Science, Inc., as borrower, Kavacha Holdings, Inc., as a guarantor, the other loan parties thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 29, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Ad Science Holding Corp. (Registrant)

Date: November 10, 2021	By:	/s/ Joseph Pergola
Joseph Pergola
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)