Form 10-Q
period 2022-03-31
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2022-05-11
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

On May 10, 2022, the Registrant had 155,115,262 shares of common stock, $0.001 par value, outstanding.

1Any stockholder or other communication required to be sent to our principal executive offices may be directed to our mailing address: 99 Wall Street, #1950, New York, NY 10005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$82,255	$73,210
Restricted cash	78	70
Accounts receivable, net	53,956	53,028
Unbilled receivables	35,549	36,210
Prepaid expenses and other current assets	9,768	7,647
Total current assets	181,606	170,165
Property and equipment, net	1,378	1,413
Internal use software, net	18,808	18,100
Intangible assets, net	248,102	258,316
Goodwill	675,632	676,513
Operating lease right-of-use assets	20,150	—
Deferred tax asset, net	876	887
Other long-term assets	4,313	4,143
Total assets	$1,150,865	$1,129,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,684	$56,257
Due to related party	97	74
Deferred revenue	370	160
Operating lease liabilities, current	5,772	—
Total current liabilities	53,923	56,491
Accrued rent	—	854
Net deferred tax liability	52,470	53,523
Long-term debt	242,914	242,798
Operating lease liabilities, non-current	21,878	—
Other long-term liabilities	1,639	8,681
Total liabilities	372,824	362,347
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at March 31, 2022; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 155,016,271 and 154,398,495 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	155	154
Additional paid-in-capital	792,616	781,951
Accumulated other comprehensive loss	(1,289)	(315)
Accumulated deficit	(13,441)	(14,600)
Total stockholders’ equity	778,041	767,190
Total liabilities and stockholders’ equity	$1,150,865	$1,129,537

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2022	2021
Revenue	$89,242	$66,952
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	16,561	11,420
Sales and marketing	23,057	16,545
Technology and development	16,987	12,769
General and administrative	16,769	8,547
Depreciation and amortization	12,458	14,395
Total operating expenses	85,832	63,676
Operating income	3,410	3,276
Interest expense, net	(1,426)	(6,960)
Net income (loss) before income taxes	1,984	(3,684)
(Provision) benefit from income taxes	(825)	912
Net income (loss)	$1,159	$(2,772)
Net income (loss) per share – basic and diluted (1)	$0.01	$(0.02)
Weighted average shares outstanding:
Basic	154,477,403	134,007,742
Diluted	157,159,026	134,007,742
Other comprehensive income (loss):
Foreign currency translation adjustments	(974)	(1,904)
Total comprehensive income (loss)	$185	$(4,676)

(1) Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/ STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2022

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance, December 31, 2021	154,398,495	$154	$781,951	$(315)	$(14,600)	$767,190
RSUs vested	12,094	—	—	—	—	—
Option exercises	605,682	1	2,531	—	—	2,532
Stock-based compensation	—	—	8,134	—	—	8,134
Foreign currency translation adjustment	—	—	—	(974)	—	(974)
Net income	—	—	—	—	1,159	1,159
Balance, March 31, 2022	155,016,271	$155	$792,616	$(1,289)	$(13,441)	$778,041

Three Months Ended March 31, 2021

	Member’s Interest
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units(1)	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total members’ equity
Balance, December 31, 2020	134,039,494	$553,717	$—	$4,523	$(126,761)	$431,479
Repurchase of units	(99,946)	(413)	—	—	(789)	(1,202)
Foreign currency translation adjustment	—	—	—	(1,904)	—	(1,904)
Net loss	—	—	—	—	(2,772)	(2,772)
Balance, March 31, 2021	133,939,548	$553,304	$—	$2,619	$(130,322)	$425,601

(1) Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(IN THOUSANDS)	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,159	$(2,772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	12,458	14,395
Stock-based compensation	8,139	—
Deferred tax benefit	(719)	—
Amortization of debt issuance costs	116	341
Allowance for (reversal of) doubtful accounts	314	(266)
Non-cash interest expense	—	395
Impairment of assets	49	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,673)	3,556
Decrease in unbilled receivables	649	2,939
Increase in prepaid expenses and other current assets	(2,612)	(3,743)
Operating leases, net	(195)	—
Increase in other long-term assets	(185)	(151)
Decrease in accounts payable and accrued expenses	(6,520)	(6,833)
Increase in accrued rent	—	31
Increase (decrease) in deferred revenue	173	(44)
Increase (decrease) in due to/from related party	34	(151)
Net cash provided by operating activities	11,187	7,697
Cash flows from investing activities:
(Purchase of) proceeds from sale of property and equipment	(328)	5
Acquisition and development of internal use software and other	(2,677)	(6,382)
Net cash used in investing activities	(3,005)	(6,377)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(136)
Cash paid for unit repurchases	—	(1,202)
Repayment of short-term debt	(1,934)	—
Exercise of stock options	2,532	—
Net cash provided by (used in) financing activities	598	(1,338)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,780	(18)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	278	(846)
Cash, cash equivalents and restricted cash at beginning of period	76,078	54,721
Cash, cash equivalents, and restricted cash, at end of period	$85,137	$53,857
Supplemental Disclosures:
Cash paid during the period for:
Interest	$1,298	$6,281
Taxes	$977	$326
Non-cash investing and financing activities:
Deferred offering costs accrued, not yet paid	$—	$1,676
Property and equipment acquired included in accounts payable	$16	$93
Internal use software acquired included in accounts payable	$1,128	$480
Lease liabilities arising from right of use assets	$27,650	$—

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

Corporate conversion

On February 23, 2021, the Company amended the certificate of formation of Kavacha Topco, LLC to change the name of the Company to Integral Ad Science Holding LLC and on June 29, 2021, the Company converted to a Delaware corporation pursuant to a statutory conversion and changed its legal name to Integral Ad Science Holding Corp. in connection with its initial public offering ("IPO"). All of the outstanding member units were converted into 134,203,403 shares of common stock of the Company on a proportion of 1 member unit for 242 shares of common stock with the same voting rights. On June 29, 2021, the Company priced its IPO, which closed on July 2, 2021.

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

The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive income (loss), of cash flows and of members’/stockholders’ equity for the three months ended March 31, 2022 and 2021, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. There have been no significant changes to these policies, except for the adoption of ASC 842, Leases as disclosed in Note 2(g), that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended March 31, 2022. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.

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

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$82,255	$73,210
Short term restricted cash	78	70
Long term restricted cash (held in other long-term assets)	2,804	2,798
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$85,137	$76,078

(e) Accounts receivable, net

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts. The allowance is estimated based on management’s knowledge of its customers’ financial condition, credit history, and existing economic conditions. Invoices are typically issued with net 30-days to net 90-days terms. Account balances are considered delinquent if payment is not received by the due date, and the receivables are written off when deemed uncollectible. These costs are recorded in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss).

The activity in our allowance for doubtful accounts consists of the following as of:

	March 31, 2022	March 31, 2021
Balance, beginning of period	$5,883	4,257
Additional provision (reversal)	314	(266)
Receivables written off	(207)	(574)
Balance, end of period	$5,990	3,417

(f) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company used the following assumptions in valuing its time-based service options, which vest over a period of time subject to continued employment ("Time-Based Options") and return target options ("Return-Target Options"), which vest upon a realized cash return of the equity investment of Vista Equity Partners ("Vista"), the Company’s equity sponsor and funds controlled by Vista and registration of the shares held by Vista.

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

The Company used the following assumptions in valuing its stock-based compensation:

	March 31, 2022			March 31, 2021 (1)
Estimated fair value	$8.16	-	$14.04	$2.29
Expected volatility (%)	65%	-	80%	70%	-	75%
Expected term (in years)	3.00	-	10.00	3.25	-	6.63
Risk-free interest rate (%)	0.46%	-	0.98%	0.26%	-	0.55%
Dividend yield	—			—

(1) For issuances prior to the pricing of the IPO, the fair value of the Company’s option grants was estimated at the grant date using the Monte Carlo simulation model and relate to the Return-Target Options only as the Time-Based Options were not within the scope of ASC 718, Compensation - Stock Compensation for the three months ended March 31, 2021.

(g) Recently adopted accounting pronouncements

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

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842)” (“ASU No. 2016-2”). Under ASU No. 2016-2, lessees are required to put most leases on their balance sheets but to recognize expenses in the income statement in a manner similar to current accounting. ASU No. 2016-2 also eliminated the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. The updated guidance is effective for the Company beginning January 1, 2022. Upon adoption, entities will be required to use the modified retrospective approach for leases that exist, or are entered into, after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows entities to not apply the new leases standard, including its disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption.

The Company adopted ASU No. 2016-2 on January 1, 2022 using the modified retrospective transition approach, which resulted in the recognition of right-of-use assets ("ROU assets") of $21,666 and lease liabilities of $29,361. Differences between ROU assets and lease liabilities are attributed to deferred rent, lease incentive obligations and cease-use liability previously recognized under ASC 420 Exit or Disposal Cost Obligations. The Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In addition, the Company elected the expedient permitting the combination of lease and non-lease components into a single lease component. The Company made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes.

The adoption of ASU No. 2016-2 did not have a material impact on the Consolidated Statements of Operations and Comprehensive Income (Loss) or the Consolidated Statement of Cash Flows. Expanded disclosures around the Company's lease agreements under ASU No. 2016-2 are included in Note 14, Leases.

(h) Accounting pronouncements not yet adopted

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

3.    Business combinations

Publica LLC

On August 9, 2021, a wholly-owned subsidiary of the Company acquired, directly or indirectly, all the membership units and membership interests of Publica LLC ("Publica"). The purchase price related to this acquisition was $171,366 in cash and 2,888,889 shares of common stock of the Company, valued at $49,631. The acquisition was financed with proceeds received from the Company's IPO.

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

The fair values allocated to the assets acquired are based on management's estimates and assumptions and may be subject to change as additional information becomes available. The fair value of the customer relationship intangible asset acquired was determined using the excess earnings method. The fair value of the trademark and developed technology intangible assets acquired were determined using the relief from royalty method.

The excess of the purchase price, over the fair value of net assets acquired, including the amount assigned to the identifiable intangible assets, has been recorded to goodwill. The resulting goodwill has been allocated to the Company's single reporting unit. $57,972 of goodwill will be deductible for tax purposes.

The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:

	Fair Value	Useful Life
Assets acquired:
Cash and cash equivalents	$4,482
Accounts receivable	2,391
Property, plant and equipment	46
Prepaid expenses	188
Security deposits	12
Intangible assets:
Developed technology	15,200	5 years
Trademarks	2,200	5 years
Customer relationships	42,800	6 years
Total intangible assets	60,200
Total identifiable assets acquired	$67,319
Liabilities assumed:
Accounts payable	$560
Other current liabilities	2
Deferred tax liability	36,161
Total liabilities assumed	36,723
Goodwill	190,401	Indefinite
Total purchase consideration	$220,997

Context

On December 31, 2021, a wholly-owned subsidiary of the Company acquired, directly or indirectly, all the common equity of Nobora SAS ("Context"). The Context acquisition builds on the Company's current, market-leading media classification and contextual targeting capabilities. The integration of Context's technology will enable marketing partners to identify brand suitable content beyond standard frameworks and contextually target with granularity. The purchase price related to this acquisition was $22,575 in cash, of which $1,354 is payable on May 15, 2022 and $966 is payable on December 31, 2023, and 457,959 shares of common stock of the Company, valued at $10,391.

The Context acquisition was accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets and liabilities of Context, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs. Determining the fair value of the assets acquired and liabilities assumed requires judgement and involved the use of significant estimates and assumptions, including assumptions with respect to discount rates, opportunity costs, and assets useful lives. The use of different estimates and judgements could yield materially different results.

The fair values allocated to the assets acquired are based on management's estimates and assumptions and may be subject to change as additional information becomes available. The fair value of the developed technology intangible asset acquired was determined using the cost method.

The excess of the purchase price, over the fair value of net assets acquired, including the amount assigned to the identifiable intangible assets, has been recorded to goodwill. The resulting goodwill has been allocated to the Company's single reporting unit, none of which will be deductible for tax purposes.

The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:

	Fair Value	Useful Life
Assets acquired:
Accounts receivable	$122
Other assets	112
Developed technology	7,670	5 years
Total identifiable assets acquired	$7,904
Liabilities assumed:
Accounts payable	$318
Short-term debt	2,354
Deferred tax liability	142
Total liabilities assumed	2,814
Goodwill	27,876	Indefinite
Total purchase consideration	$32,966

The Company recognized a deferred tax liability of $142 on its purchase of Context.

4.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			March 31, 2022	December 31, 2021
Computer and office equipment	1	-	3 years	$3,324	$3,100
Computer software	3	-	5 years	218	218
Leasehold improvements	Various			405	412
Furniture	5 years			78	66
Total property and equipment				4,025	3,796
Less: accumulated depreciation				(2,647)	(2,383)
Total property and equipment, net				$1,378	$1,413

Depreciation expense of property and equipment for the three months ended March 31, 2022 and 2021 was $218 and $510, respectively.

5.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			March 31, 2022	December 31, 2021
Internal use software	3	-	5 years	$35,489	$32,591
Less: Accumulated amortization				(16,681)	(14,491)
Total internal use software, net				$18,808	$18,100

Amortization expense for the three months ended March 31, 2022 and 2021 was $2,227 and $1,686, respectively. For the three months ended March 31, 2022, the Company impaired $49 of costs related to projects that were no longer being implemented, recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

6.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	March 31, 2022
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$302,005	$(89,727)	$212,278	10.2 years
Developed technology	4	-	5 years	138,098	(114,006)	24,092	4.2 years
Trademarks	5	-	9 years	19,700	(8,043)	11,657	5.1 years
Favorable leases	6 years			198	(123)	75	2.3 years
Total				$460,001	$(211,899)	$248,102

	December 31, 2021
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$302,026	$(82,105)	$219,921	10.4 years
Developed technology	4	-	5 years	138,342	(112,347)	25,995	4.5 years
Trademarks	5	-	9 years	19,700	(7,384)	12,316	5.4 years
Favorable leases	6 years			198	(114)	84	2.5 years
Total				$460,266	$(201,950)	$258,316

Amortization expense related to intangibles for the three months ended March 31, 2022 and 2021 was $10,013 and $12,067, respectively.

7.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2021	$676,513
Measurement period adjustments	(252)
Impact of exchange rates	(629)
Goodwill as of March 31, 2022	$675,632

8.    Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accounts payable	$17,383	$8,307
Accrued payroll	5,908	5,047
Accrued professional fees	1,496	2,334
Accrued interest	48	33
Accrued bonuses and commissions	6,210	16,454
Accrued revenue sharing	3,428	8,497
Taxes payable	6,230	6,076
Short term debt	—	1,976
Accrued hosting fees	3,089	2,465
Cease use liability (short-term)	—	1,298
Other accrued expenses	3,892	3,770
Total accounts payable and accrued expenses	$47,684	$56,257

Other long-term liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Purchase price payable for the acquisition of Context	$967	$2,320
Cease use liability (long-term)	—	5,689
Security deposit received	672	672
Total Other long-term liabilities	$1,639	$8,681

9.    Long-term debt

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

The interest rates for the New Revolver under the New Credit Agreement for U.S. dollar loans are equal to (i) the applicable rate for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBO Rate (as defined in the New Credit Agreement) loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the New Credit Agreement) denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. The Company will pay a commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on March 31, 2022 was 2.5%.

Any borrowings under the New Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The New Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the New Credit Agreement) of 3.50:1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the New Credit Agreement) of 2.50 to 1.00. As of March 31, 2022, the Company was in compliance with all covenants contained in the New Credit Agreement.

	March 31, 2022	December 31, 2021
New Revolver	$245,000	$245,000
Less: Unamortized debt issuance costs	(2,086)	(2,202)
Total carrying amount	$242,914	$242,798

Amortization of debt issuance costs for the three months ended March 31, 2022 and 2021 was $116 and $341, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company recognized interest expense of $1,312 and $6,222 during the three months ended March 31, 2022 and 2021, respectively. Future principal payments of long-term debt as of March 31, 2022 are as follows:

Year Ending
2022 (remaining nine months)	$—
2023	—
2024	—
2025	—
2026	245,000
$245,000

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

For the three months ended March 31, 2022 and 2021, the Company recorded an income tax provision of $825 and an income tax benefit of $912, respectively. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 41.6% and 24.8%, respectively. The Company's effective tax rate for the three months ended March 31, 2022 is higher than for the respective three months ended March 31, 2021 primarily due to non-deductible stock-based compensation as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company.

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

The following table summarizes revenue by geographic area:

	Three Months Ended March 31,
	2022	2021
North and South America (“Americas”)	$60,559	$41,190
Europe, Middle East and Africa (“EMEA”)	21,658	18,917
Asia and Pacific Rim (“APAC”)	7,025	6,845
Total	$89,242	$66,952

For the three months ended March 31, 2022 and 2021, revenue in the U.S. was $57,432 and $38,901, respectively.

The following table summarizes long lived assets by geographic area:

	March 31, 2022	December 31, 2021
Long lived assets
Americas	$16,748	$876
EMEA	887	181
APAC	3,893	356
Total	$21,528	$1,413

12.    Stock-based compensation

Integral Ad Science Holding Corp. Amended and Restated 2018 Stock Option Plan

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

As a result of the modification to the Time-Based Options, the awards became subject to the guidance in ASC 718, Compensation - Stock Compensation. During the three months ended March 31, 2022, the Company recognized stock compensation expense of $3,876 related to the Time-Based Options.

As the return multiple and vesting conditions associated with the Return-Target Options were also modified, the Company fair valued the Return-Target Options using a Monte Carlo simulation model. The Return-Target Options become exercisable following both (i) a registration of shares of common stock held by Vista and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. As of March 31, 2022, the condition relating to Vista's cash return was not deemed probable and therefore, no stock-based compensation expense was recognized relating to the Return-Target Options.

Vesting of the Time-Based Options accelerate when the Return-Target Options vest and therefore, recognition of the remaining unamortized stock compensation expense related to the Time-Based Options will accelerate when it becomes probable that the Return-Target Options would vest.

The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of March 31, 2022 were 4,586,408 and 2,270,455, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan (“2021 Plan”)

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of March 31, 2022, there were 27,421,802 shares reserved for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan will be increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

During the three months ended March 31, 2022, the Company recognized stock compensation expense of $868 related to the stock options. As of March 31, 2022, there are 1,883,690 total options outstanding under the 2021 Plan, consisting of two-thirds or 1,255,471 Time-Based Options and one-third or 628,219 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to the those described under the Amended and Restated 2018 Plan.

Stock option activity for the three months ended March 31, 2022 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	6,648,975	$7.46	7.76	$98,055
Granted	—	—	—	—
Canceled or forfeited	(201,414)	4.13	—	—
Exercised	(605,682)	4.18	—	—
Outstanding at March 31, 2022	5,841,879	$7.92	7.61	$39,635
Vested and expected to vest at March 31, 2022	5,841,879	$7.92	7.61	—
Exercisable as of March 31, 2022	2,883,956	$4.64	6.83	$26,425

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	3,265,126	$7.53	7.27	47,947
Granted	—	—	—	—
Canceled or forfeited	(366,452)	4.13	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2022	2,898,674	$7.95	7.75	$19,582
Vested and expected to vest at March 31, 2022	2,898,674	$7.95	7.75	—
Exercisable as of March 31, 2022	—	—	—	—

As of March 31, 2022, unamortized stock-based compensation expense related to the Time-Based Options was $31,102, which will be recognized over the weighted average vesting term of 2.3 years. In addition, unamortized stock-based compensation expense related to the Return-Target Options of $35,236 will be recognized when events that trigger vesting are deemed probable.

2021 Employee Stock Purchase Plan (“ESPP”)

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of March 31, 2022, 3,033,556 shares of common stock are reserved for issuance under the ESPP, and the number of shares available for issuance will be increased on January 1 of each calendar year, ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and can purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code. There are no shares issued under the ESPP plan as of March 31, 2022.

Integral Ad Science Holding Corp. Long-Term Incentive Plan

In 2018, the Company adopted the Long-Term Incentive Plan (“LTIP”). Under the LTIP, certain employees were granted long-term target incentive cash awards which would be payable subject to continued employment, upon the sale of the Company, or, sale to a third party of at least 50% of the Vista’s equity interest, provided if such sale of equity interests is through a public offering (whether initial or secondary), it would require the transfer of an aggregate of at least 75% of Vista’s equity interest and the achievement of a total equity return multiple of 3.0 or greater. Since the liquidity events described above were contingent and generally not considered probable until the event occurred, no stock-based compensation expense was recognized in the three months ended March 31, 2022.

In July 2021, the Company offered employees with LTIP grants the opportunity to convert their cash award into Restricted Stock Units (“RSUs”). The conversion was at a 10% premium to the cash value of the award. The RSUs issued in exchange for LTIP grants vest 50% each year and become fully vested after two years of service. Certain employees did not convert their cash award to RSUs and to cover those cash awards, the Company adopted the Amended and Restated Long-Term Incentive Plan (“Amended and Restated LTIP”) to modify the vesting conditions to include vesting upon the occurrence of a sell down event by Vista following the IPO resulting in Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. The fair value of the cash awards held by employees under the Amended and Restated LTIP as of March 31, 2022 was $159. As of March 31, 2022, since the sell down event was not deemed probable, no stock-based compensation expense was recognized relating to these LTIP cash awards.

Restricted Stock Units

The majority of RSUs under the 2021 Plan vest 25% each year and become fully vested after 4 years of service.

The RSU activity for the three months ended March 31, 2022 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	2,426,147	$19.43
Granted	524,411	18.14
Canceled or forfeited	(152,088)	18.64
Vested	(12,094)	12.40
Outstanding as of March 31, 2022	2,786,376	$19.27
Expected to vest as of March 31, 2022	2,786,376

During the three months ended March 31, 2022, the Company recognized $3,395 of stock-based compensation expense related to these RSU awards. Unamortized stock-based compensation expense related to RSUs was $44,257, which will be recognized over the weighted average vesting term of 3.2 years.

Performance Stock Units

The Company granted Performance Stock Units under the 2021 Plan, which are contingent upon achieving specified revenue performance goals by December 31, 2023. As of March 31, 2022, no stock-based compensation expense has been recognized as performance vesting conditions were not deemed probable to occur. The unrecognized compensation expense is $12,000 assuming performance at the highest tier.

Total stock-based compensation expense for all equity arrangements for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$56	$—
Sales and marketing	2,531	—
Technology and development	1,536	—
General and administrative	4,016	—
Total	$8,139	$—

13.    Members’/ Stockholders’ equity

As discussed in Note 1, the Company converted to a Delaware corporation, which created new elements of the capital structure upon its IPO.

Common stock

As of March 31, 2022, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended March 31, 2022, the Company issued 12,094 shares of common stock for vested RSUs and employees exercised stock options in exchange for 605,682 shares of common stock for $2,532.

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

For the three months ended March 31, 2021, the Company repurchased 99,946 shares of common stock from members of the Company for $1,202. The repurchases in excess of par value for the three months ended March 31, 2021 was $789. The repurchase of shares has been accounted for as a reduction in members’/shareholders’ equity in these condensed consolidated financial statements.

14.     Leases

Determination of a leasing arrangement is performed at inception. Right-of-use assets represent the Company's right to use leased assets over the term of the lease, adjusted for lease incentives such as tenant improvements. Lease liabilities represent the Company's contractual obligation to make lease payments over the lease term. Right-of-use assets and lease liabilities are determined based on the present value of future lease payments using the interest rate implicit in the loan or, if that rate cannot be readily determined, the incremental borrowing rate. Incremental borrowing rates were determined for each lease based on the Company's borrowing rate adjusted for term differences and foreign currency risk.

Some real estate leases contain lease and non-lease components. Non-lease components generally represent use-based charges for common area maintenance, taxes and utilities. The Company has elected not to separate lease and non-lease components. Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. Some contracts also contain lease incentives such as tenant improvement allowances and rent holidays, which are treated as a reduction of lease payments for the measurement of the lease liability.

The Company leases office spaces under non-cancelable lease terms, and have a remaining lease term of up to 4.9 years, with a number of month-to-month leases that are accounted for as short-term leases. The Company has not recognized renewal options as part of its right-of-use assets and lease liabilities, as the renewal options are not reasonably certain of exercise or occurrence as of March 31, 2022. Additionally, these lease arrangements do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

The weighted-average remaining term of the Company's operating leases was 4.5 years as of March 31, 2022. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.5% as of March 31, 2022.

The following table presents components of lease cost recorded in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.

Three Months Ended March 31, 2022
Lease costs:
Operating lease costs	$1,651
Short-term lease costs	727
Variable lease costs	85
Sublease income	(656)
Total lease costs	$1,808

For the three months ended March 31, 2022, operating cash flows included $1,848 of cash paid for operating lease liabilities. For the three months ended March 31, 2022, there was no cash received from the sublease. As of March 31, 2022, there are no material operating leases that have not yet commenced.

As of March 31, 2022, the maturities of remaining lease payments included in the measurement of operating leases are as follows:

Year Ended December 31,
2022 (remaining nine months)	$5,248
2023	6,284
2024	6,328
2025	6,451
2026	5,154
Thereafter	1,149
Total lease payments	30,614
Less: imputed interest	2,964
Total operating lease liability	$27,650

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the following table summarizes the future minimum lease payments related to operating leases as of December 31, 2021 under ASC 840.

Year Ended December 31,
2022	$6,957
2023	6,276
2024	6,345
2025	6,467
2026	5,157
2027 and thereafter	1,149
$32,351

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021,the following table summarizes the future minimum sublease rentals, by year and in the aggregate under the non-cancelable sublease, under ASC 840.

Year Ended December 31,
2022	$1,569
2023	2,756
2024	2,825
2025	2,896
2026	2,968
2027 and thereafter	761
$13,775

15.    Commitments and contingencies

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of March 31, 2022 were approximately $114,250 for periods through 2026.

16.    Net income (loss) per share

For periods prior to the Company’s conversion to a Delaware corporation, including fiscal 2021 for which a portion of the period preceded the conversion, the Company has retrospectively presented net income (loss) per share as if the conversion had occurred at the beginning of the earliest period presented. The weighted average shares used in computing net income (loss) per share in these periods are based on the number of units held by members after giving effect to the conversion ratio.

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$1,159	$(2,772)
Denominator:
Basic Shares:
Weighted-average shares outstanding	154,477,403	134,007,742
Diluted Shares:
Basic weighted-average shares outstanding	154,477,403	134,007,742
Dilutive effect of stock based awards	2,681,623	—
Weighted-average diluted shares outstanding	157,159,026	134,007,742
Net income (loss) per share
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

The following potential outstanding Time-Based Options were excluded from the computation of diluted net income (loss) per share attributable to common stock/unit-holders for the periods presented given that their inclusion would have been anti-dilutive. Since the conditions associated with the vesting of the Return-Target Options have not occurred as of the reporting date, such options are excluded from potentially dilutive securities.

	Three months ended March 31,
	2022	2021
Options to purchase common stock/member units	1,655,206	6,235,372
Restricted stock units	1,034,418	39,025
Total	2,689,624	6,274,397

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

18.    Related-party transactions

The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). For the three months ended March 31, 2022 and 2021, the Company incurred expenses of $15 and $88, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to VCG as March 31, of 2022 and December 31, 2021 were $7 and $0, respectively.

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended March 31, 2022 and 2021, the Company incurred expenses of $10 and $0.5, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to VEP as of March 31, 2022 and December 31, 2021 were $3 and $0, respectively.

The Company has revenue arrangements with companies owned by Vista as follows:
Total revenue contracted by the Company for TripleLift Inc. (“TripleLift”) (the Vista related party) were $62 and $0, respectively, for the three months ended March 31, 2022 and 2021. These revenues were included in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due from TripleLift as of March 31, 2022 and December 31, 2021 were $0 and $2, respectively.
Total revenues contracted by the Company for VideoAmp Inc. (“VideoAmp”) (the Vista related party) were $9 and $2, respectively, for the three months ended March 31, 2022 and 2021. These revenues are included in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due from VideoAmp as of March 31, 2022 and December 31, 2021 were $25 and $13, respectively.

The Company has subscription software arrangements with companies owned by Vista as follows:

Total expenses incurred by the Company for Mediaocean LLC (“Mediaocean”) (the Vista related party) were $10 and $30, respectively, for the three months ended March 31, 2022 and 2021. These costs were included in cost of revenue. Amounts due to Mediaocean as of March 31, 2022 and December 31, 2021 were $0 and $10.

Total expenses incurred by the Company for Navex Global, Inc. (“Navex”) (the Vista related party) were $4 and $27, respectively, for the three months ended March 31, 2022 and 2021. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to Navex as of March 31, 2022 and December 31, 2021 were $15 and $0.

Total expenses incurred by the Company for Cvent, Inc. (“Cvent”) (the Vista related party), were $0 and $20, respectively, for the three months ended March 31, 2022 and 2021. These costs were included in sales and marketing expenses. There were no amounts due to Cvent as of March 31, 2022 and December 31, 2021.

Total expenses incurred by the Company for Marketo, Inc. (“Marketo”) (the Vista related party) were $40 and $34, respectively, for the three months ended March 31, 2022 and 2021. These costs were included in sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to Marketo as of March 31, 2022 and December 31, 2021 were $40 and $40, respectively.

Total expenses incurred by the Company for Poppulo, Inc. (“Poppulo”) (the Vista related party) were $8 and $8, respectively, for the three months ended March 31, 2022 and 2021. These costs were included in sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to Poppulo as of March 31, 2022 and December 31, 2021 were $26 and $0, respectively.

Total expenses incurred by the Company for Lucid, Inc. (“Lucid”) (the Vista related party) were $3 and $1, respectively, for the three months ended March 31, 2022 and 2021. The majority of these costs were included in technology and development in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to Lucid as of March 31, 2022 and December 31, 2021 were $0 and $16, respectively.

Total expenses incurred by the Company for A Cloud Guru, Inc. (“A Cloud Guru”) (the Vista related party) were $5 and $4, respectively, for the three months ended March 31, 2022 and 2021. These costs were included in technology and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There were no amounts due to A Cloud Guru as of March 31, 2022 and December 31, 2021.

Total expenses incurred by the Company for Pluralsight, Inc. (“Pluralsight”) (the Vista related party) were $5 and $2 , respectively, for the three months ended March 31, 2022 and 2021. These costs were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to Pluralsight as of March 31, 2022 and December 31, 2021 were $6 and $0, respectively.

Total expenses incurred by the Company for Statista Limited (“Statista”) (the Vista related party) were $1 and $0, respectively, for the three months ended March 31, 2022 and 2021. These costs were included in sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to Statista as of March 31, 2022 and December 31, 2021 were $0 and $8, respectively.

Total expenses incurred by the Company for InVisionApp, Inc. (“InVisionApp”) (the Vista related party) were $2 and $1, respectively, for the three months ended March 31, 2022 and 2021. These costs were included in technology and development expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to InVisionApp as of March 31, 2022 and December 31, 2021 were $1 and $0.

Total expenses incurred by the Company for Drift.com, Inc. (“Drift.com”) (the Vista related party) were $10 and $0, respectively, for the three months ended March 31, 2022 and 2021. These costs were included in sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). There were no amounts due to Drift.com as of March 31, 2022 and December 31, 2021.

19.    Subsequent Events

Equity grants

Subsequent to quarter end, the Company approved the issuance of RSUs aggregating approximately $40,000 to employees and market performance based restricted stock units ("MSUs") aggregating $17,150 to certain executive officers. The RSUs vest quarterly over a four year period and the MSUs vest based on the ratio of the stock price at the vesting date to the stock price at the grant date with a cap on the maximum number of shares. The MSUs vest 25% after 12 months and an additional 6.25% vesting at the end of each successive quarter thereafter.

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
•the impact that any acquisitions we have completed in the past and may consummate in the future, strategic investments, or alliances may have on our business, financial condition, and results of operations;
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
•interruption by man-made problems such as terrorism, computer viruses, social disruption or geopolitical, economic and market conditions, including disruptions in European economies as a result of the conflict in Ukraine;
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
•the risk that a perceived failure to comply with laws and industry self-regulation may damage our reputation; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K and this Quarterly Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, as well as in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the sections titled “Risk Factors” and "Forward-Looking Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Unless the context otherwise requires, the terms “Company,” “Integral Ad Science Holding Corp.,” “IAS,” “we,” “us,” “our,” or similar terms refer to Integral Ad Science Holding LLC and its consolidated subsidiaries before the corporate conversion, and Integral Ad Science Holding Corp. and, where appropriate, its subsidiaries after the Corporate Conversion.

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

As a leading media quality partner, we have deep integrations with all the major advertising and technology platforms including Amazon, Facebook, Google, Instagram, LinkedIn, Microsoft, Pinterest, Snap, Spotify, TikTok, The Trade Desk, Twitter, Xandr, Yahoo, and YouTube. Our platform uses advanced artificial intelligence (“AI”) and machine learning (“ML”) technologies to process over 100 billion daily web transactions on average. With this data, we deliver real-time insights and analytics to our global customers through our easy-to-use reporting platform, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality and campaign performance.

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

COVID-19

Due to the pandemic, we temporarily closed our offices globally, including our corporate headquarters. As the pandemic has continued to evolve, we are continuing to operate with substantially all staff working remotely. Management reviews operations on a continuous basis and there have been minimal interruptions in our customer facing operations to date.

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

Our Business Model

We generate revenue based on the volume of purchased digital ads that our solution measures. Advertisers use our digital marketing solutions for ad viewability, brand safety, optimization, context control, and ad fraud prevention. Advertisers pay us based on the total volume of impressions, which is our primary contracting model. Certain contracts with advertisers have pricing with a minimum commitment and/or fixed fee, plus overage, based on a predetermined number of impressions. We maintain an expansive set of integrations across the digital advertising ecosystem, including with leading programmatic and social platforms, which enables us to cover all key channels, formats and devices. We generate revenue from sell-side customers from contracts that are generally for twelve-month terms (with auto renew), and a fixed fee each month (tied to a total number of impressions), and an overage cost per thousand impressions ("CPM") that is applied when impressions exceed the impression threshold for a particular tier.

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

For example, with the introduction of our pre-bid contextual capability in 2020, we not only enhanced our core verification offering, but we were also able to expand into contextual targeting addressing new needs and providing new value to our customers. Similarly, in 2019, our CTV solution expanded our presence into this important and emerging digital channel. In 2021, we acquired Publica LLC, a leading CTV ad platform and launched our brand safety solution for in-feed video ads on TikTok.

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

Expand Customer Base Internationally

Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in a 29% growth in revenue year-over-year for the year ended December 31, 2021. We believe that Latin America and the APAC region may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and other established markets such as Australia and Japan, and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.

Seasonality

We experience fluctuations in revenue that coincide with seasonal fluctuations in the digital ad spending of our customers. The global advertising industry experiences seasonal trends that affect the vast majority of participants in the digital advertising ecosystem. Most notably, advertisers have historically spent relatively more in the fourth quarter of the calendar year to coincide with the holiday shopping season, and relatively less in the first quarter of each calendar year. We expect seasonality trends to continue, and our ability to manage our resources in anticipation of these trends will affect our operating results. Consequently, the fourth quarter usually reflects the highest level of measurement activity, and the first quarter reflects the lowest level of activity. Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns. While our revenue is highly re-occurring, seasonal fluctuations in ad spend may impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of the business.

Key Business Metrics

In addition to our U.S. GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The key business metrics are presented based on our advertising customers, as revenue from these customers represents substantially all the revenue.

The following table sets forth our key performance indicators for the periods set forth below:

	March 31,
	2022	2021
Net revenue retention of advertising customers (%) (as of the end of the period)	126%	110%
Total advertising customers (as of the end of the period)	2,104	1,924
Total number of large advertising customers (as of the end of the period)	184	172

Net revenue retention of advertising customers

We define net revenue retention of advertising customers as a metric to reflect the expansion or contraction of our advertising customers’ revenue by measuring the period-over-period change in trailing-twelve-month revenues from customers who were also advertising customers in the prior trailing twelve-month period. As such, this metric includes the impact of any churned, or lost, advertising customers from the prior trailing-twelve-month period as well as any increases or decreases in their spend, including the positive revenue impacts of selling new services to an existing advertising customer. The numerator and denominator includes revenue from all advertising customers that we served and from which we recognized revenue in the earlier of the two trailing-twelve-month periods being compared. For purposes of discussing our key business metrics, we define an advertising customer as any advertiser account that spends at least $3,000 in the applicable trailing twelve-month periods. We calculate our net revenue retention of advertising customers as follows:

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

Our net revenue retention of advertising customers increased from 110% as of March 31, 2021 to 126% as of March 31, 2022. The increase in the net revenue retention of advertising customers as of March 31, 2021 compared to March 31, 2022 was primarily due to the strong revenue growth during the trailing-twelve-month period of 33% in 2022 compared to 16% in 2021.

Total advertising customers

We view the number of advertising customers as a key indicator of our scale and growth and the adoption of our platform. We determine our number of advertising customers by counting the total number of advertiser accounts who have spent at least $3,000 in the trailing twelve months. The total number of advertising customers has limitations as an operating metric as it does not reflect the product mix chosen by our advertising customers, the order frequency, or the purchasing behavior of our advertising customers. Because of these and other limitations, we consider, and you should consider, advertising customers in conjunction with our other metrics, including net revenue retention, net income (loss), adjusted EBITDA, and average revenue per advertising customer.

Total number of large advertising customers

Historically, our revenue has been driven primarily by a subset of large advertising customers who have leveraged our platform substantially from a usage standpoint. Increasing awareness of our solutions, further developing our sales and marketing expertise and partner ecosystem, and continuing to build solutions that address the unique identity needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe the recruitment and cultivation of large advertising customers is critical to our long-term success. Our total number of large advertising customers increased from 172 as of March 31, 2021 to 184 as of March 31, 2022, primarily due to economic recoveries and improved macroeconomic conditions since the prior year. As macroeconomic conditions fluctuate, including inflationary pressures due to the COVID-19 pandemic, there is no guarantee that we will continue to see an increase of large advertising customers.

Components of Results of Operations

Revenue

We derive revenue primarily from advertisers and programmatic services offered through a demand side platform to our customers across the digital advertising platform, which is our performance obligation. Fees associated with our contracts include impression-based fees driven by impression volume and a CPM.

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

Technology and development. Technology and development expense consists primarily of personnel costs of our engineering, product, and data sciences activities, as well as software licenses. Personnel costs including salaries, bonuses, equity-based compensation and employee benefits costs, third-party consultant costs associated with the ongoing development and maintenance of our technology platform and product offering. We allocate overhead such as rent and occupancy and information technology infrastructure charges based on headcount. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in internal use software, net on our consolidated balance sheet.

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

Interest expense, net

Interest expense, net. Interest expense consists primarily of interest payments on our outstanding borrowings under our Prior Credit Agreement (as defined below), New Credit Agreement (as defined below) and amortization of related debt issuance costs net of interest income.

Provision (benefit) from income taxes

Provision (benefit) from income taxes. The provision (benefit) from income taxes resulted primarily from the current period book income (loss) multiplied by the effective tax rate.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in thousands except percentages)
Revenue	$89,242	$66,952
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	16,561	11,420
Sales and marketing	23,057	16,545
Technology and development	16,987	12,769
General and administrative	16,769	8,547
Depreciation and amortization	12,458	14,395
Total operating expenses	85,832	63,676
Operating income	3,410	3,276
Interest expense, net	(1,426)	(6,960)
Net income (loss) before income taxes	1,984	(3,684)
(Provision) benefit from income taxes	(825)	912
Net income (loss)	$1,159	$(2,772)
Net income (loss) margin	1%	(4)%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	19%	17%
Sales and marketing	26%	25%
Technology and development	19%	18%
General and administrative	19%	13%
Depreciation and amortization	14%	22%
Total operating expenses	96%	95%
Operating income	4%	5%
Interest expense, net	(2)%	(10)%
Net income (loss) before income taxes	2%	(5)%
(Provision) benefit from income taxes	(1)%	1%
Net income (loss)	1%	(4)%

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	$ change	% change
(in thousands except percentages)
Revenue	$89,242	$66,952	$22,290	33%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	16,561	11,420	5,141	45%
Sales and marketing	23,057	16,545	6,512	39%
Technology and development	16,987	12,769	4,218	33%
General and administrative	16,769	8,547	8,222	96%
Depreciation and amortization	12,458	14,395	(1,937)	(13)%
Total operating expenses	85,832	63,676	22,156	35%
Operating income	3,410	3,276	134	4%
Interest expense, net	(1,426)	(6,960)	5,534	(80)%
Net income (loss) before income taxes	1,984	(3,684)	5,668	(154)%
(Provision) benefit from income taxes	(825)	912	(1,737)	(190)%
Net income (loss)	$1,159	$(2,772)	$3,931	(142)%

Revenue

Total revenue increased by $22.3 million, or 33%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021	$ change	% change
(in thousands)
Programmatic revenue	$40,575	$26,574	$14,001	53%
Advertiser direct revenue	34,615	32,598	2,017	6%
Supply side revenue	14,052	7,780	6,272	81%
Total revenue	$89,242	$66,952	$22,290	33%

Total revenue increased primarily due to a significant increase in our programmatic revenue of $14.0 million, or 53%, attributable to growth in volume of impressions of 34% and an increase of 16% in average CPMs. The increase in average CPMs was attributable to significant growth of our Context Control solution. Revenue from our advertiser direct customers increased $2.0 million, or 6%, reflecting volume growth in volume of impressions of 14% as well as the acquisition of a number of new large customers. These increases were partially offset by a decrease of 3% in average CPMs. Revenue from our supply side customers increased $6.3 million, or 81%, primarily due to the impact of the acquisition of Publica.

Operating expenses

Cost of Revenue. Cost of revenue increased by $5.1 million, or 45%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was driven by a $2.3 million increase in data center and hosting fees resulting from overall revenue growth and migration of data centers to Amazon Web Services cloud and an increase of $2.8 million in revenue share to our DSP partners on account of our growth in programmatic revenue.

Sales and marketing. Sales and marketing expenses increased by $6.5 million, or 39%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to a $2.5 million stock-based compensation expense, which we did not incur in the three months ended March 31, 2021, an increase in sales commissions of $1.1 million due to higher revenue growth, an increase in compensation expenses of $1.4 million to support our growth and international expansion, an increase in restructuring costs of $0.5 million, an increase of $0.5 million in marketing and advertising expenses, increase in professional fees of $0.2 million and an increase of $0.2 million in travel expenses.

Technology and development. Technology and development expenses increased by $4.2 million, or 33%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to a $1.5 million stock-based compensation expense, which we did not incur in the three months ended March 31, 2021, an increase in compensation expenses of $1.8 million, an increase in hosting and license fees of $1.3 million to support our growth, and an increase in professional fees of $0.5 million. These increases were partially offset by a decrease of $0.9 million in cloud migration related fees.

General and administrative. General and administrative expenses increased by $8.2 million, or 96%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was primarily due to a $4.0 million stock-based compensation expense, which we did not incur in the three months ended March 31, 2021, an increase in compensation expenses of $1.5 million due to increased headcount, an increase in insurance costs of $1.4 million related to public company costs, an increase of $1.8 million in professional fees incurred for audit, tax, legal and other services, an increase of $0.5 million for software licenses and computer maintenance, and an increase in reserves for bad debts of $0.6 million. This was offset by a decrease in facilities expense of $0.6 million due to the sublease of the facility previously used as our New York corporate headquarters and decrease in IPO related professional fees of $0.9 million incurred during the three months ended March 31, 2021.

Depreciation and amortization. Depreciation and amortization expenses decreased by $1.9 million, or 13%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease results from decreased depreciation of our property and equipment of $0.3 million and decreased amortization of our intangible assets of $2.1 million, resulting from the use of the accelerated method to amortize the asset. These decreases were offset by an increase in amortization expense related to our internal-use software of $0.5 million.

Interest expense, net

Interest expense, net. Interest expense decreased by $5.5 million, or 80%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in interest expense was primarily attributable to reduced Paid in Kind ("PIK") interest expense of $0.4 million and a decrease in interest expense by $5.1 million due to partial repayment of our long-term debt of $100.0 million and a reduction in the interest rates as a result of refinancing our debt.

(Provision) benefit from income taxes

(Provision) benefit from income taxes. Provision (benefit) from income taxes increased by $1.7 million, or 190%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The tax provision increased due to higher book income for the three months ended March 31, 2022.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. Adjusted EBITDA is defined as income (loss) before depreciation and amortization, stock-based compensation, interest expense, income taxes, acquisition, restructuring and integration costs, IPO readiness costs and other one-time, non-recurring costs. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with U.S. GAAP.

We use non-GAAP financial measures to supplement financial information presented on a U.S. GAAP basis. We believe that excluding certain items from our U.S. GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare U.S. GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our shareholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons. Although we believe these measures are useful to investors and analysts for the same reasons they are useful to management, as discussed below, these measures are not a substitute for, or superior to, U.S. GAAP financial measures or disclosures. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with U.S. GAAP and should be read only in conjunction with financial information presented on a U.S. GAAP basis. Reconciliation of Adjusted EBITDA to its most directly comparable U.S. GAAP financial measure, net income (loss), is presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income (loss)	$1,159	$(2,772)
Depreciation and amortization	12,458	14,395
Stock-based compensation	8,139	—
Interest expense, net	1,426	6,960
(Provision) benefit from income taxes	825	(912)
Acquisition, restructuring and integration costs	749	171
IPO readiness costs	—	945
Loss on disposal of assets	49	—
Adjusted EBITDA	$24,805	$18,787
Revenue	$89,242	$66,952
Net income (loss) margin	1%	(4)%
Adjusted EBITDA margin	28%	28%

Liquidity and Capital Resources

General

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $82.3 million, which was held for working capital purposes, as well as the available balance under our New Revolver, described further below. We expect that our cash and cash equivalents on hand at March 31, 2022 will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We believe our existing cash and cash equivalents, availability under our New Revolver and cash provided by operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, it could reduce our ability to compete successfully and harm our results of operations.

Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022 and December 31, 2021, we had deferred revenue of $0.4 million and $0.2 million, respectively, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

Credit Facilities

On July 19, 2018, we entered into the Prior Credit Agreement with a syndicate of lenders, comprised of the $325.0 million (the “Term Loan”) and the $25.0 million (the "Revolving Loan"), with maturity dates of July 19, 2024 and July 19, 2023, respectively (the "Prior Credit Agreement"). Pursuant to the Incremental Facility Assumption Agreement No. 1, dated as of November 19, 2019 (the “ Prior Credit Agreement Amendment”), the Term Loan was increased to $345.0 million. As explained below, on September 29, 2021, the Company repaid the outstanding balances and terminated the Prior Credit Agreement.

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

On September 29, 2021, we entered into a new credit agreement with various lenders (the “New Credit Agreement” or the “New Revolver”), which provides for an initial $300.0 million in commitments for revolving credit loans, which amount may be increased or decreased under specific circumstances, with a $30.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings under to the New Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the New Credit Agreement.

The interest rates applicable to revolving borrowings under the New Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, and (c) the Adjusted LIBOR (subject to a floor of 0.0%) for a one month Interest Period (each term as defined in the New Credit Agreement) plus 1%, or (y) the Adjusted LIBOR (subject to a floor of 0.0%) equal to the LIBOR (as defined in the New Credit Agreement) for the applicable Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the New Credit Agreement) or (ii) in the case of RFR Loans (as defined in the New Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the New Credit Agreement) or (y) the applicable Term RFR (as defined in the New Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the New Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBOR loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. A commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). The interest rate at March 31, 2022 was 2.5%.

The New Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the New Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the New Credit Agreement) of 2.50 to 1.00. As of March 31, 2022, the Company was in compliance with all covenants contained in the New Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$11,187	$7,697
Net cash used in investing activities	(3,005)	(6,377)
Net cash provided by (used in) financing activities	598	(1,338)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$8,780	$(18)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	278	(846)
Cash, cash equivalents, and restricted cash, at beginning of period	76,078	54,721
Cash, cash equivalents and restricted cash, at end of period	$85,137	$53,857

Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities was $11.2 million, resulting from a net income of $1.2 million adjusted for non-cash expenses of depreciation and amortization of $12.5 million, stock-based compensation of $8.1 million, bad debt expense of $0.3 million, partially offset by a decrease in working capital of $10.4 million, a decrease in net operating leases of $0.2 million and a deferred tax benefit of $0.7 million.

For the three months ended March 31, 2021, net cash provided by operating activities was $7.7 million, resulting from a net loss of $2.8 million adjusted for non-cash expenses of depreciation and amortization of $14.7 million, non-cash interest expense of $0.4 million, offset by a decrease in the allowance for doubtful accounts of $0.3 million and a decrease in working capital of $4.4 million.

Investing Activities

Cash used in investing activities was $3.0 million for the three months ended March 31, 2022, reflecting capitalized costs related to our internal use software of $2.7 million and the purchase of property and equipment of $0.3 million.

Cash used in investing activities was $6.4 million for the three months ended March 31, 2021, reflecting our asset purchase of internal use software for $4.5 million in January 2021, and $1.7 million of capitalized costs relating to internal use software.

Financing Activities

Cash provided by financing activities was $0.6 million for the three months ended March 31, 2022, reflecting $2.5 million in stock options exercised, offset by a repayment of outstanding short-term debt of $1.9 million.

Cash used in financing activities was $1.3 million for the three months ended March 31, 2021, reflecting $0.1 million in principal payment on our capital leases, and $1.2 million in unit repurchases.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through March 2027 and the total non-cancelable payments under these leases were $30.6 million as of March 31, 2022. Total non-cancelable purchase commitments related to hosting services as of March 31, 2022 were $114.3 million for periods through 2026. The New Revolver matures in 2026.

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

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting estimates described in “Note 2—Basis of presentation and summary of significant accounting policies” to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 to our condensed consolidated financial statements: “Basis of presentation and summary of significant accounting policies—Accounting pronouncements not yet adopted” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., U.K., France, Germany, Italy, and Singapore. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended March 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

Our primary market risk exposure is changing eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The New Revolver carries interest at an applicable margin, for U.S. dollar loans equal to the greater of (a) the rate last quoted by The Wall Street Journal as the “prime rate” in the U.S., (b) the Federal Funds Rate in effect on such day plus 0.5%, or the Adjusted LIBOR (subject to a floor of 0.0%) for a one month interest period on such day multiplied by the Statutory Reserve Rate. For eurodollar borrowings, the New Revolver carries interest at an applicable margin equal to applicable RFR or the applicable Term RFR, plus (i) the Applicable Rate (as defined in the New Credit Agreement) for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBO Rate (as defined in the New Credit Agreement) loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). In addition, we will pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement).

At March 31, 2022, we had total outstanding debt of $245.0 million under our New Revolver. Based on these amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $2.4 million or a benefit of $2.4 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2022.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Effective January 1, 2022, we adopted FASB Accounting Standards Codification ("ASC") No. 842, Leases which resulted in changes to the relevant business processes in order to monitor and maintain appropriate internal controls over financial reporting.

Except as noted above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period ended March 31, 2022.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Integral Ad Science Holding Corp. (Registrant)

Date: May 11, 2022	By:	/s/ Joseph Pergola
Joseph Pergola
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)