Form 10-Q
period 2022-06-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2022-08-04
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

On August 2, 2022, the Registrant had 155,750,276 shares of common stock, $0.001 par value, outstanding.

1Any stockholder or other communication required to be sent to our principal executive offices may be directed to our mailing address: 99 Wall Street, #1950, New York, NY 10005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$77,366	$73,210
Restricted cash	189	70
Accounts receivable, net	60,186	53,028
Unbilled receivables	34,076	36,210
Prepaid expenses and other current assets	11,749	7,647
Total current assets	183,566	170,165
Property and equipment, net	1,583	1,413
Internal use software, net	19,964	18,100
Intangible assets, net	237,475	258,316
Goodwill	673,501	676,513
Operating lease right-of-use assets	20,763	—
Deferred tax asset, net	848	887
Other long-term assets	4,366	4,143
Total assets	$1,142,066	$1,129,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,562	$56,257
Due to related party	166	74
Deferred revenue	395	160
Operating lease liabilities, current	7,096	—
Total current liabilities	49,219	56,491
Accrued rent	—	854
Net deferred tax liability	52,486	53,523
Long-term debt	233,030	242,798
Operating lease liabilities, non-current	21,126	—
Other long-term liabilities	1,639	8,681
Total liabilities	357,500	362,347
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2022; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 155,498,704 and 154,398,495 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	155	154
Additional paid-in-capital	804,175	781,951
Accumulated other comprehensive loss	(8,285)	(315)
Accumulated deficit	(11,479)	(14,600)
Total stockholders’ equity	784,566	767,190
Total liabilities and stockholders’ equity	$1,142,066	$1,129,537

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2022	2021	2022	2021
Revenue	$100,328	$75,075	$189,570	$142,027
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	18,132	12,925	34,693	24,344
Sales and marketing	26,482	27,268	49,539	43,813
Technology and development	17,624	20,176	34,611	32,944
General and administrative	18,834	33,044	35,603	41,592
Depreciation and amortization	12,510	14,603	24,968	28,998
Total operating expenses	93,582	108,016	179,414	171,691
Operating income (loss)	6,746	(32,941)	10,156	(29,664)
Interest expense, net	(1,814)	(5,167)	(3,240)	(12,126)
Net income (loss) before income taxes	4,932	(38,108)	6,916	(41,790)
(Provision) benefit from income taxes	(2,971)	3,045	(3,796)	3,958
Net income (loss)	$1,961	$(35,063)	$3,120	$(37,832)
Net income (loss) per share – basic and diluted (1)	$0.01	$(0.26)	$0.02	$(0.28)
Weighted average shares outstanding:
Basic	155,140,684	133,981,985	154,812,037	133,996,147
Diluted	156,973,684	133,981,985	157,309,858	133,996,147
Other comprehensive loss:
Foreign currency translation adjustments	(6,996)	718	(7,970)	(1,186)
Total comprehensive loss	$(5,035)	$(34,345)	$(4,850)	$(39,018)

(1) Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/ STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2022

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance, April 1, 2022	155,016,271	$155	$792,616	$(1,289)	$(13,441)	$778,041
RSUs vested	277,119	—	—	—	—	—
Option exercises	205,314	—	850	—	—	850
Stock-based compensation	—	—	10,709	—	—	10,709
Foreign currency translation adjustment	—	—	—	(6,996)	—	(6,996)
Net income	—	—	—	—	1,961	1,961
Balance, June 30, 2022	155,498,704	$155	$804,175	$(8,285)	$(11,479)	$784,566

Six Months Ended June 30, 2022

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance, January 1, 2022	154,398,495	$154	$781,951	$(315)	$(14,600)	$767,190
RSUs vested	289,213	—	—	—	—	—
Option exercises	810,996	1	3,381	—	—	3,382
Stock-based compensation	—	—	18,843	—	—	18,843
Foreign currency translation adjustment	—	—	—	(7,970)	—	(7,970)
Net income	—	—	—	—	3,120	3,120
Balance, June 30, 2022	155,498,704	$155	$804,175	$(8,285)	$(11,479)	$784,566

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/ STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2021

	Member’s Interest		Common Stock
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units(1)	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total members’/ stockholders’ equity
Balance, April 1, 2021	133,957,034	$553,304	—	$—	$—	$2,619	$(130,322)	$425,601
Option exercises	246,369	1,075	—	—	3,360	—	—	4,435
Stock-based compensation	—	—	—	—	38,148	—	—	38,148
Foreign currency translation adjustment	—	—	—	—	—	718	—	718
Net loss	—	—	—	—	—	—	(35,063)	(35,063)
Conversion to Delaware corporation (Note 1)	(134,203,403)	(554,379)	134,203,403	134	388,860	—	165,385	—
Balance, June 30, 2021	—	$—	134,203,403	$134	$430,368	$3,337	$—	$433,839

Six Months Ended June 30, 2021

	Member’s Interest		Common Stock
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Units(1)	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total members’/ stockholders’ equity
Balance, January 1, 2021	134,039,494	$553,717	—	$—	$—	$4,523	$(126,761)	$431,479
Repurchase of units	(99,946)	(413)	—	—	—	—	(791)	(1,204)
Units vested	17,486	—	—	—	—	—	—	—
Option exercises	246,369	1,075	—	—	3,360	—	—	4,435
Stock-based compensation	—	—	—	—	38,148	—	—	38,148
Foreign currency translation adjustment	—	—	—	—	—	(1,186)	—	(1,186)
Net loss	—	—	—	—	—	—	(37,832)	(37,832)
Conversion to Delaware corporation (Note 1)	(134,203,403)	(554,379)	134,203,403	134	388,860	—	165,385	—
Balance, June 30, 2021	—	$—	134,203,403	$134	$430,368	$3,337	$—	$433,839

(1) Amounts for periods prior to the Company’s conversion to a Delaware corporation have been retrospectively adjusted to give effect to the corporate conversion described in Note 1.

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(IN THOUSANDS)	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,120	$(37,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	24,968	28,998
Stock-based compensation	18,860	41,531
Deferred tax benefit	(728)	(6,582)
Amortization of debt issuance costs	232	683
Allowance for (reversal of) doubtful accounts	485	99
Non-cash interest expense	—	395
Impairment of assets	49	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(9,654)	3,718
Decrease in unbilled receivables	1,639	2,769
Increase in prepaid expenses and other current assets	(4,560)	(2,791)
Increase in operating leases, net	(223)	—
Increase in other long-term assets	(326)	(602)
Increase (decrease) in accounts payable and accrued expenses	(10,986)	2,852
Increase in accrued rent	—	128
Increase (decrease) in deferred revenue	221	(377)
Increase in due to/from related party	108	67
Net cash provided by operating activities	23,205	33,056
Cash flows from investing activities:
Payment for acquisitions, net of acquired cash	(1,604)	—
Purchase of property and equipment	(460)	(318)
Acquisition and development of internal use software and other	(6,124)	(7,778)
Net cash used in investing activities	(8,188)	(8,096)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(219)
Cash paid for unit repurchases	—	(1,204)
Initial public offering costs paid	—	(2,767)
Repayment of short-term debt	(1,885)	—
Repayment of long-term debt	(10,000)	—
Proceeds from exercise of stock options	3,381	1,075
Net cash used in financing activities	(8,504)	(3,115)
Net increase in cash, cash equivalents and restricted cash	6,513	21,845
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,246)	(553)
Cash, cash equivalents and restricted cash at beginning of period	76,078	54,721
Cash, cash equivalents, and restricted cash, at end of period	$80,345	$76,013
Supplemental Disclosures:
Cash paid during the period for:
Interest	$3,025	$11,710
Taxes	$10,098	$1,170
Non-cash investing and financing activities:
Deferred offering costs accrued, not yet paid	$—	$2,956
Property and equipment acquired included in accounts payable	$338	$127
Internal use software acquired included in accounts payable	$1,130	$630
Conversion of members’ equity to additional paid-in capital	$—	$165,385
Lease liabilities arising from right of use assets	$28,222	$—

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

The Company has its operations within the United States ("U.S.") in New York, California, and Illinois. Operations outside the U.S. are within countries such as the United Kingdom ("U.K."), Germany, Italy, Spain, Sweden, Singapore, Australia, France, Japan, Canada, Brazil and India.

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

The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss, of cash flows and of members’/stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. There have been no significant changes to these policies, except for the adoption of ASC 842, Leases as disclosed in Note 2(g), that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended June 30, 2022. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.

(b) Basis of consolidation

The condensed consolidated financial statements include the accounts of Integral Ad Science Holding Corp. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include fair value of assets acquired in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets and internal use software, the allowance for doubtful accounts, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates due to risks and uncertainties, including uncertainty surrounding rapidly changing market and economic conditions due to heightened inflation, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain, disruptions in European economies as a result of the conflict in Ukraine and ongoing effects of the COVID-19 pandemic.

(d) Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$77,366	$73,210
Short term restricted cash	189	70
Long term restricted cash (held in other long-term assets)	2,790	2,798
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$80,345	$76,078

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

The activity in our allowance for doubtful accounts consists of the following as of:

	June 30, 2022	June 30, 2021
Balance, beginning of period	$5,883	4,257
Additional provision	485	99
Receivables written off	(678)	(558)
Balance, end of period	$5,690	3,798

(f) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company used the following assumptions in valuing its time-based service options, which vest over a period of time subject to continued employment ("Time-Based Options"), return target options ("Return-Target Options"), which vest upon a realized cash return of the equity investment of Vista Equity Partners ("Vista"), the Company’s equity sponsor and funds controlled by Vista and registration of the shares held by Vista, and market stock units ("MSUs").

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

The Company used the following assumptions in valuing its stock-based compensation:

	June 30, 2022			June 30, 2021
Estimated fair value per share	$8.16	-	$14.43	$7.77	-	$13.93
Expected volatility (%)	65%	-	80%	65%	-	80%
Expected term (in years)	3.00	-	10.00	3.00	-	10.00
Risk-free interest rate (%)	0.46%	-	3.35%	0.41%	-	0.98%
Dividend yield	—			—

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

The adoption of ASU No. 2016-2 did not have a material impact on the Consolidated Statements of Operations and Comprehensive Loss or the Consolidated Statement of Cash Flows. Expanded disclosures around the Company's lease agreements under ASU No. 2016-2 are included in Note 14, Leases.

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

Context

On December 31, 2021, a wholly-owned subsidiary of the Company acquired, directly or indirectly, all the common equity of Nobora SAS ("Context"). The Context acquisition builds on the Company's current, market-leading media classification and contextual targeting capabilities. The integration of Context's technology will enable marketing partners to identify brand suitable content beyond standard frameworks and contextually target with granularity. The purchase price related to this acquisition was $22,575 in cash, of which $967 is payable on December 31, 2023, and 457,959 shares of common stock of the Company, valued at $10,391.

The Context acquisition was accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets and liabilities of Context, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs. Determining the fair value of the assets acquired and liabilities assumed requires judgement and involved the use of significant estimates and assumptions, including assumptions with respect to discount rates, opportunity costs, and assets useful lives. The use of different estimates and judgments could yield materially different results.

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

The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:

	Fair Value	Useful Life
Assets acquired:
Accounts receivable	$122
Other assets	112
Developed technology	7,670	5 years
Total identifiable assets acquired	$7,904
Liabilities assumed:
Accounts payable	$318
Short-term debt	2,354
Deferred tax liability	142
Total liabilities assumed	2,814
Goodwill	27,876	Indefinite
Total purchase consideration	$32,966

The Company recognized a deferred tax liability of $142 on its purchase of Context.

4.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			June 30, 2022	December 31, 2021
Computer and office equipment	1	-	3 years	$3,701	$3,100
Computer software	3	-	5 years	218	218
Leasehold improvements	Various			387	412
Furniture	5 years			80	66
Total property and equipment				4,386	3,796
Less: accumulated depreciation				(2,803)	(2,383)
Total property and equipment, net				$1,583	$1,413

Depreciation expense of property and equipment for the three months ended June 30, 2022 and 2021 was $217 and $455, respectively. Depreciation expense of property and equipment for the six months ended June 30, 2022 and 2021 was $435 and $960, respectively.

5.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			June 30, 2022	December 31, 2021
Internal use software	3	-	5 years	$38,964	$32,591
Less: Accumulated amortization				(19,000)	(14,491)
Total internal use software, net				$19,964	$18,100

Amortization expense for the three months ended June 30, 2022 and 2021 was $2,320 and $2,134, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $4,547 and $3,707, respectively. For the six months ended June 30, 2022, the Company impaired $49 of costs related to projects that were no longer being implemented, recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

6.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	June 30, 2022
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,935	$(97,322)	$204,613	10.0 years
Developed technology	4	-	5 years	137,263	(115,465)	21,798	4.0 years
Trademarks	5	-	9 years	19,700	(8,703)	10,997	4.9 years
Favorable leases	6 years			198	(131)	67	2.0 years
Total				$459,096	$(221,621)	$237,475

	December 31, 2021
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$302,026	$(82,105)	$219,921	10.4 years
Developed technology	4	-	5 years	138,342	(112,347)	25,995	4.5 years
Trademarks	5	-	9 years	19,700	(7,384)	12,316	5.4 years
Favorable leases	6 years			198	(114)	84	2.5 years
Total				$460,266	$(201,950)	$258,316

Amortization expense related to intangibles for the three months ended June 30, 2022 and 2021 was $9,973 and $12,013, respectively. Amortization expense related to intangibles for the six months ended June 30, 2022 and 2021 was $19,986 and $24,332, respectively.

7.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2021	$676,513
Measurement period adjustments	(231)
Impact of exchange rates	(2,781)
Goodwill as of June 30, 2022	$673,501

8.    Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accounts payable	$12,329	$8,307
Accrued payroll	6,196	5,047
Accrued professional fees	1,855	2,334
Accrued bonuses and commissions	9,564	16,454
Accrued revenue sharing	3,473	8,497
Taxes payable	2,355	6,076
Short term debt	—	1,976
Accrued hosting fees	3,314	2,465
Cease use liability (short-term)	—	1,298
Other accrued expenses	2,476	3,803
Total accounts payable and accrued expenses	$41,562	$56,257

Other long-term liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Purchase price payable for the acquisition of Context	$967	$2,320
Cease use liability (long-term)	—	5,689
Security deposit received	672	672
Total Other long-term liabilities	$1,639	$8,681

9.    Long-term debt

New Credit Agreement

On September 29, 2021, the Company entered into a new credit agreement with various lenders (the “New Credit Agreement” or the “New Revolver”), that provides for an initial $300,000 in commitments for revolving credit loans, which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the New Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the New Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the New Credit Agreement. The Company drew down $235,000 on the New Revolver on September 29, 2021 and an additional $10,000 on December 23, 2021. On June 27, 2022, the Company paid down $10,000.

Borrowings under the New Credit Agreement are scheduled to mature on September 29, 2026. The New Credit Agreement contains certain customary events of default including failure to make payments when due thereunder, and failure to observe or perform certain covenants.

The proceeds of the New Revolver, together with cash on hand, were used to repay the outstanding balance of the term loan and revolving loan outstanding under the Company's prior Credit Agreement. In connection with the New Revolver, the Company incurred costs of $2,318 that are included in Long-term debt, net, in the Condensed Consolidated Balance Sheets. In connection with the extinguishment of the term loan and revolving loan under the prior Credit Agreement, the Company wrote off deferred financing costs of $3,721 as a loss on extinguishment.

The interest rates for the New Revolver under the New Credit Agreement for U.S. dollar loans are equal to (i) the applicable rate for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBO Rate (as defined in the New Credit Agreement) loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the New Credit Agreement) denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on June 30, 2022 was 3.1%.

Any borrowings under the New Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The New Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the New Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the New Credit Agreement) of 2.50 to 1.00. As of June 30, 2022, the Company was in compliance with all covenants contained in the New Credit Agreement.

	June 30, 2022	December 31, 2021
New Revolver	$235,000	$245,000
Less: Unamortized debt issuance costs	(1,970)	(2,202)
Total carrying amount	$233,030	$242,798

Amortization of debt issuance costs for the three months ended June 30, 2022 and 2021 were $116 and $341, respectively. Amortization of debt issuance costs for the six months ended June 30, 2022 and 2021 were $232 and $683, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company recognized interest expense of $1,711 and $4,825 during the three months ended June 30, 2022 and 2021, respectively. The Company recognized interest expense of $3,023 and $11,047 during the six months ended June 30, 2022 and 2021, respectively.

Future principal payments of long-term debt as of June 30, 2022 are as follows:

Year Ending
2022 (remaining six months)	$—
2023	—
2024	—
2025	—
2026	235,000
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

For the three months ended June 30, 2022 and 2021, the Company recorded an income tax provision of $2,971 and an income tax benefit of $3,045, respectively. The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 60.2% and 8.2%, respectively. The Company's effective tax rate for the three months ended June 30, 2022 differs from the statutory and the respective three months June 30, 2021 effective tax rates primarily due to non-deductible executive compensation as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company, other permanent tax differences and discrete items.

For the six months ended June 30, 2022 and 2021, the Company recorded an income tax provision of $3,796 and an income tax benefit of $3,958, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 54.9% and 9.5%, respectively. The Company's effective tax rate for the six months ended June 30, 2022 differs from the statutory and the respective six months June 30, 2021 effective tax rates primarily due to non-deductible executive compensation as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company, other permanent tax differences and discrete items.

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

The following table summarizes revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North and South America (“Americas”)	$68,734	$45,444	$129,293	$86,634
Europe, Middle East and Africa (“EMEA”)	23,600	22,045	45,258	40,962
Asia and Pacific Rim (“APAC”)	7,994	7,586	15,019	14,431
Total	$100,328	$75,075	$189,570	$142,027

For the three months ended June 30, 2022 and 2021, revenue in the U.S. was $65,036 and $41,840, respectively. For the six months ended June 30, 2022 and 2021, revenue in the U.S. was $122,467 and $80,070, respectively.

The following table summarizes long lived assets by geographic area:

	June 30, 2022	December 31, 2021
Long lived assets
Americas	$18,427	$876
EMEA	449	181
APAC	3,470	356
Total	$22,346	$1,413

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

The 2018 Plan contained a provision wherein, the Time-Based Options can be repurchased by the Company at cost upon resignation of the employee. Due to this repurchase feature, the Time-Based Options did not automatically provide the employee with the potential benefits associated with a stock award holder, and therefore, these awards were not accounted for as a stock-based award under ASC 718, Compensation - Stock Compensation but instead, compensation cost was recognized when the benefit to the employee was determined to be probable.

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

As a result of the modification to the Time-Based Options, the awards became subject to the guidance in ASC 718, Compensation - Stock Compensation. During the three and six months ended June 30, 2022, the Company recognized stock compensation expense of $3,859 and $7,735, respectively, related to the Time-Based Options. During the three and six months ended June 30, 2021, the Company recognized stock compensation expense of $41,531, related to the Time-Based Options.

As the return multiple and vesting conditions associated with the Return-Target Options were also modified, the Company fair valued the Return-Target Options using a Monte Carlo simulation model. The Return-Target Options become exercisable following both (i) a registration of shares of common stock held by Vista and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. As of June 30, 2022, the condition relating to Vista's cash return was not deemed probable and therefore, no stock-based compensation expense relating to the Return-Target Options was recognized during the three month period ended June 30, 2022.

Vesting of the Time-Based Options accelerate when the Return-Target Options vest and therefore, recognition of the remaining unamortized stock compensation expense related to the Time-Based Options will accelerate when it becomes probable that the Return-Target Options would vest.

The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of June 30, 2022 were 4,381,094 and 2,270,455, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan (“2021 Plan”)

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of June 30, 2022, there were 27,421,802 shares reserved for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan will be increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

During the three and six months ended June 30, 2022, the Company recognized stock compensation expense of $877 and $1,745 respectively related to the stock options. There was no expense recognized under the 2021 Plan during the three and six months ended June 30, 2021. As of June 30, 2022, there are 1,883,690 total options outstanding under the 2021 Plan, consisting of two-thirds or 1,255,471 Time-Based Options and one-third or 628,219 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to the those described under the Amended and Restated 2018 Plan.
Stock option activity for the three months ended June 30, 2022 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at April 1, 2022	5,841,879	$7.92	7.61	39,635
Granted	—	—	—	—
Canceled or forfeited	—	—	—	—
Exercised	(205,314)	4.14	—	—
Outstanding at June 30, 2022	5,636,565	$8.06	7.51	$20,889
Vested and expected to vest at June 30, 2022	5,636,565	$8.06	7.51	$20,889
Exercisable as of June 30, 2022	3,276,313	$6.00	7.08	$15,485

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at April 1, 2022	2,898,674	$7.95	7.75	19,582
Granted	—	—	—	—
Canceled or forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2022	2,898,674	$7.95	7.5	$10,892
Vested and expected to vest at June 30, 2022	2,898,674	$7.95	7.5	$10,892
Exercisable as of June 30, 2022	—	—	—	—

Stock option activity for the six months ended June 30, 2022 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	6,648,975	$7.46	7.76	98,055
Granted	—	—	—	—
Canceled or forfeited	(201,414)	4.13	—	—
Exercised	(810,996)	4.17	—	—
Outstanding at June 30, 2022	5,636,565	$8.06	7.51	$20,889
Vested and expected to vest at June 30, 2022	5,636,565	$8.06	7.51	$20,889
Exercisable as of June 30, 2022	3,276,313	$6.00	7.08	$15,485

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	3,265,126	$7.53	7.27	47,947
Granted	—	—	—	—
Canceled or forfeited	(366,452)	4.13	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2022	2,898,674	$7.95	7.5	$10,892
Vested and expected to vest at June 30, 2022	2,898,674	$7.95	7.5	$10,892
Exercisable as of June 30, 2022	—	—	—	—

As of June 30, 2022, unamortized stock-based compensation expense related to the Time-Based Options was $26,365, which will be recognized over the weighted average vesting term of 2.2 years. In addition, unamortized stock-based compensation expense related to the Return-Target Options of $35,039 will be recognized when events that trigger vesting are deemed probable.

Restricted Stock Units

The majority of RSUs under the 2021 Plan vest 25% each year and become fully vested after four years of service. Beginning in May 2022, RSUs will begin to vest 6.25% at the end of each successive quarter and become fully vested after four years of service.

RSU activity for the three months ended June 30, 2022 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of April 1, 2022	2,786,376	$19.27
Granted	5,055,201	11.17
Canceled or forfeited	(199,388)	15.99
Vested	(277,119)	17.88
Outstanding as of June 30, 2022	7,365,070	$13.85
Expected to vest as of June 30, 2022	7,365,070

RSU activity for the six months ended June 30, 2022 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	2,426,147	$19.43
Granted	5,579,612	11.81
Canceled or forfeited	(351,476)	17.16
Vested	(289,213)	17.65
Outstanding as of June 30, 2022	7,365,070	$13.85
Expected to vest as of June 30, 2022	7,365,070

During the three and six months ended June 30, 2022, the Company recognized $5,576 and $8,971, respectively, of stock-based compensation expense related to these RSU awards. There was no expense recognized for RSU awards during the three and six months ended June 30, 2021. Unamortized stock-based compensation expense related to RSUs as of June 30, 2022 was $91,520, which will be recognized over the weighted average vesting term of 3.5 years.

Performance Stock Units

The Company granted Performance Stock Units under the 2021 Plan, which are contingent upon achieving specified revenue performance goals by December 31, 2023. As of June 30, 2022, no stock-based compensation expense has been recognized as performance vesting conditions were not deemed probable to occur. The unrecognized compensation expense is $12,000 assuming performance at the highest tier.

Market Stock Units

The Company granted market stock units ("MSUs") under the 2021 Plan to certain executive officers. MSUs vest over four years, 25% on May 2, 2023 and 6.25% at the end of each quarter thereafter. The number of MSUs eligible to vest is based on the performance of the Company's common stock over each vesting period. The number of shares eligible to vest is calculated based on a payout factor. The payout factor is calculated by dividing the average closing price of the Company's stock during the ten trading days immediately preceding the applicable vesting date by the closing price of the Company's stock on April 29, 2022. The payout factor is zero if the quotient is less than 0.60 and is capped at 2.25. This quotient is then multiplied by the target number of MSUs granted to determine the number of shares to be issued at vesting. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation. The Company uses the accelerated attribution method to account for these awards.

MSU activity for the six months ended June 30, 2022 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	—	$—
Granted	1,261,413	14.43
Canceled or forfeited	—	—
Vested	—	—
Outstanding as of June 30, 2022	1,261,413	$14.43
Expected to vest as of June 30, 2022	1,261,413

During the three and six months ended June 30, 2022, the Company recognized $408 of stock-based compensation expense related to the MSU awards. Unamortized stock-based compensation expense related to MSUs was $17,790, which will be recognized over the weighted average vesting term of 3.9 years.

2021 Employee Stock Purchase Plan (“ESPP”)

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of June 30, 2022, 3,033,556 shares of common stock are reserved for issuance under the ESPP, and the number of shares available for issuance will be increased on January 1 of each calendar year, ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and can purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code. There are no shares issued under the ESPP plan as of June 30, 2022.

Integral Ad Science Holding Corp. Long-Term Incentive Plan

In 2018, the Company adopted the Long-Term Incentive Plan (“LTIP”). Under the LTIP, certain employees were granted long-term target incentive cash awards which would be payable subject to continued employment, upon the sale of the Company, or, sale to a third party of at least 50% of the Vista’s equity interest, provided if such sale of equity interests is through a public offering (whether initial or secondary), it would require the transfer of an aggregate of at least 75% of Vista’s equity interest and the achievement of a total equity return multiple of 3.0 or greater. Since the liquidity events described above were contingent and generally not considered probable until the event occurred, no stock-based compensation expense was recognized in the six months ended June 30, 2022.

In July 2021, the Company offered employees with LTIP grants the opportunity to convert their cash award into Restricted Stock Units (“RSUs”). The conversion was at a 10% premium to the cash value of the award. The RSUs issued in exchange for LTIP grants vest 50% each year and become fully vested after two years of service. Certain employees did not convert their cash award to RSUs and to cover those cash awards, the Company adopted the Amended and Restated Long-Term Incentive Plan (“Amended and Restated LTIP”) to modify the vesting conditions to include vesting upon the occurrence of a sell down event by Vista following the IPO resulting in Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. The fair value of the cash awards held by employees under the Amended and Restated LTIP as of June 30, 2022 was $88. As of June 30, 2022, since the sell down event by Vista was not deemed probable, no stock-based compensation expense was recognized relating to these LTIP cash awards.

Total stock-based compensation expense for all equity arrangements for the six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$101	$—	$157	$—
Sales and marketing	3,662	10,807	6,193	10,807
Technology and development	2,276	7,009	3,811	7,009
General and administrative	4,682	23,715	8,699	23,715
Total	$10,721	$41,531	$18,860	$41,531

13.    Members’/ Stockholders’ equity

As discussed in Note 1, the Company converted to a Delaware corporation, which created new elements of the capital structure upon its IPO.

Common stock

As of June 30, 2022, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended June 30, 2022, the Company issued 277,119 shares of common stock for vested RSUs and employees exercised stock options in exchange for 205,314 shares of common stock for $850. For the six months ended June 30, 2022, the Company issued 289,213 shares of common stock for vested RSUs and employees exercised stock options in exchange for 810,996 shares of common stock for $3,382.

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

For the three months ended June 30, 2021, certain employees exercised their stock options and the Company issued 246,369 shares of common stock. Proceeds received from the exercise of stock options aggregated $1,075. For the six months ended June 30, 2021, the Company repurchased 99,946 shares of common stock from members of the Company for $1,204. The repurchases in excess of par value for the six months ended June 30, 2021 was $791. The repurchase of shares has been accounted for as a reduction in members’/shareholders’ equity in these condensed consolidated financial statements.

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

The Company leases office spaces under non-cancelable lease terms, and have a remaining lease term of up to 4.7 years, with a number of month-to-month leases that are accounted for as short-term leases. The Company has not recognized renewal options as part of its right-of-use assets and lease liabilities, as the renewal options are not reasonably certain of exercise or occurrence as of June 30, 2022. Additionally, these lease arrangements do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

The weighted-average remaining term of the Company's operating leases was 4.1 years as of June 30, 2022. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.7% as of June 30, 2022.

The following table presents components of lease cost recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2022.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Lease costs:
Operating lease costs	$1,887	$3,538
Short-term lease costs	959	1,686
Variable lease costs	94	179
Sublease income	(656)	(1,312)
Total lease costs	$2,284	$4,092

For the six months ended June 30, 2022, operating cash flows included $3,718 of cash paid for operating lease liabilities. For the six months ended June 30, 2022, there was no cash received from the sublease. As of June 30, 2022, there are no material operating leases that have not yet commenced.

As of June 30, 2022, the maturities of remaining lease payments included in the measurement of operating leases are as follows:

Year Ended December 31,
2022 (remaining six months)	$4,020
2023	7,808
2024	6,286
2025	6,411
2026	5,147
Thereafter	1,149
Total lease payments	30,822
Less: imputed interest	(2,600)
Total operating lease liability	$28,222

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the following table summarizes operating leases as of December 31, 2021 under ASC 840.

Year Ended December 31,	Minimum lease payments	Sublease income
2022	$6,957	$1,569
2023	6,276	2,756
2024	6,345	2,825
2025	6,467	2,896
2026	5,157	2,968
2027 and thereafter	1,149	761
	$32,351	$13,775

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of June 30, 2022 were approximately $109,000 for periods through 2026.

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

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$1,961	$(35,063)	$3,120	$(37,832)
Denominator:
Basic Shares:
Weighted-average shares outstanding	155,140,684	133,981,985	154,812,037	133,996,147
Diluted Shares:
Basic weighted-average shares outstanding	155,140,684	133,981,985	154,812,037	133,996,147
Dilutive effect of stock based awards	1,833,000	—	2,497,821	—
Weighted-average diluted shares outstanding	156,973,684	133,981,985	157,309,858	133,996,147
Net income (loss) per share
Basic	$0.01	$(0.26)	$0.02	$(0.28)
Diluted	$0.01	$(0.26)	$0.02	$(0.28)

The following potential outstanding Time-Based Options, RSUs and MSUs were excluded from the computation of diluted net income (loss) per share attributable to common stock/unit-holders for the periods presented given that their inclusion would have been anti-dilutive. Since the conditions associated with the vesting of the Return-Target Options have not occurred as of the reporting date, such options are excluded from potentially dilutive securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	5,232,128	6,725,030	5,137,076	6,725,030
Restricted stock units	2,541,812	48,016	2,271,659	48,016
Market stock units	168,835	—	84,884	—
Total	7,942,775	6,773,046	7,493,619	6,773,046

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

18.    Related-party transactions

The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $48 and $1,292, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $63 and $1,379, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to VCG as of June 30, 2022 and December 31, 2021 were $48 and $0, respectively.

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $27 and $61, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $37 and $62, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to VEP as of June 30, 2022 and December 31, 2021 were $17 and $0, respectively.
The Company has revenue arrangements with companies owned by Vista as follows:
Total revenue contracted by the Company with TripleLift Inc. (“TripleLift”) (the Vista related party) were $60 and $0, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred revenue of $122 and $1, respectively. These revenues were included in the Consolidated Statements of Operations and Comprehensive Loss. Amounts due from TripleLift as of June 30, 2022 and December 31, 2021 were $0 and $2, respectively.
Total revenues contracted by the Company with VideoAmp Inc. (“VideoAmp”) (the Vista related party) were $10 and $8, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred revenue of $19 and $8, respectively. These revenues are included in the Consolidated Statements of Operations and Comprehensive Loss. Amounts due from VideoAmp as of June 30, 2022 and December 31, 2021 were $32 and $13, respectively.

The Company has subscription software arrangements with companies owned by Vista as follows:

Total expenses incurred by the Company for Mediaocean LLC (“Mediaocean”) (the Vista related party) were $50 and $30, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $60 and $60, respectively. These costs were included in cost of revenue. Amounts due to Mediaocean as of June 30, 2022 and December 31, 2021 were $50 and $10.

Total expenses incurred by the Company for Navex Global, Inc. (“Navex”) (the Vista related party) were $4 and $36, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $9 and $63, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to Navex as of June 30, 2022 and December 31, 2021.

Total expenses incurred by the Company for Cvent, Inc. (“Cvent”) (the Vista related party), were $0 for both the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $0 and $20, respectively. These costs were included in sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to Cvent as of June 30, 2022 and December 31, 2021.

Total expenses incurred by the Company for Marketo, Inc. (“Marketo”) (the Vista related party) were $42 and $35, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $82 and $82, respectively. These costs were included in sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to Marketo as of June 30, 2022 and December 31, 2021 were $42 and $40, respectively.

Total expenses incurred by the Company for Poppulo, Inc. (“Poppulo”) (the Vista related party) were $6 and $0, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $14 and $8, respectively. These costs were included in sales and marketing expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to Poppulo as of June 30, 2022 and December 31, 2021.

Total expenses incurred by the Company for Lucid, Inc. (“Lucid”) (the Vista related party) were $3 and $1, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $6 and $3, respectively. The majority of these costs were included in technology and development in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to Lucid as of June 30, 2022 and December 31, 2021 were $0 and $16, respectively.

Total expenses incurred by the Company for A Cloud Guru, Inc. (“A Cloud Guru”) (the Vista related party) were $5 and $4, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $11 and $7, respectively. These costs were included in technology and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to A Cloud Guru as of June 30, 2022 and December 31, 2021.

Total expenses incurred by the Company for Pluralsight, Inc. (“Pluralsight”) (the Vista related party) were $4 and $2 , respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $9 and $3, respectively. These costs were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to Pluralsight as of June 30, 2022 and December 31, 2021.

Total expenses incurred by the Company for Statista Limited (“Statista”) (the Vista related party) were $0 for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $1 and $0, respectively. These costs were included in sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss. Amounts due to Statista as of June 30, 2022 and December 31, 2021 were $9 and $8, respectively.

Total expenses incurred by the Company for InVisionApp, Inc. (“InVisionApp”) (the Vista related party) were $0 and $2 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $2 and $4, respectively. These costs were included in technology and development expenses in the Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to InVisionApp as of June 30, 2022 and December 31, 2021.

Total expenses incurred by the Company for Drift.com, Inc. (“Drift.com”) (the Vista related party) were $9 and $0, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $19 and $0, respectively. These costs were included in sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to Drift.com as of June 30,
2022 and December 31, 2021.

Total expenses incurred by the Company for Xactly Corp. (“Xactly”) (the Vista related party) were $10 and $0, respectively, for the three and six months ended June 30, 2022 and 2021. These costs were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to Xactly as of June 30, 2022 and December 31, 2021.

Total expenses incurred by the Company for Knowbe4, Inc. (“Knowbe4”) (the Vista related party) were $18 and $0, respectively, for the three and six months ended June 30, 2022 and 2021. These costs were included in technology and development expenses in the Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to Knowbe4 as of June 30, 2022 and December 31, 2021.

Total expenses incurred by the Company for BetterCloud, Inc. (“BetterCloud”) (the Vista related party) were $9 and $9, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred expenses of $18 and $13, respectively. These costs were included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. There were no amounts due to BetterCloud as of June 30, 2022 and December 31, 2021.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•geopolitical, economic and market conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and any disruptions in European economies as a result of the conflict in Ukraine;
•the adverse effect on our business, operating results, financial condition, and prospects from the ongoing COVID-19 pandemic;
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
•our ability to provide digital or cross-platform analytics;
•our ability to maintain our corporate culture;
•risks posed by earthquakes, fires, floods, and other natural catastrophic events;
•interruption by man-made problems such as terrorism, computer viruses or social disruption;
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
•the risk of being sued by third parties for alleged infringement, misappropriation, or other violation of their proprietary rights;
•our ability to obtain, maintain, protect, or enforce intellectual property and proprietary rights that are important to our business;
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled "Forward-Looking Statement" included in this Quarterly Report on Form 10-Q and the sections titled“Risk Factors” and "Forward-Looking Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Unless the context otherwise requires, the terms “Company,” “Integral Ad Science Holding Corp.,” “IAS,” “we,” “us,” “our,” or similar terms refer to Integral Ad Science Holding LLC and its consolidated subsidiaries before the corporate conversion, and Integral Ad Science Holding Corp. and, where appropriate, its subsidiaries after the Corporate Conversion.

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

Macroeconomic and Geopolitical Conditions

Current adverse macroeconomic and geopolitical conditions, including the conflict in Ukraine, heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and the ongoing effects of the COVID-19 pandemic may adversely affect our results.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns or unstable market conditions may cause advertisers to decrease their advertising budgets, which could reduce spend though our platform and adversely affect our business, financial condition and results of operations.

Throughout the COVID-19 pandemic, we have had sufficient liquidity and capital resources to continue to meet our operating needs and service our debt. However, if macroeconomic conditions deteriorate or there are unforeseen developments with respect to the current COVID-19 pandemic our results of operations may be adversely affected.

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

Expand Customer Base Internationally

Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, macroeconomic conditions, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. We believe that Latin America and the APAC region may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and other established markets such as Australia and Japan, and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.

Seasonality

We experience fluctuations in revenue that coincide with seasonal fluctuations in the digital ad spending of our customers. The global advertising industry experiences seasonal trends that affect the vast majority of participants in the digital advertising ecosystem. Most notably, advertisers have historically spent relatively more in the fourth quarter of the calendar year to coincide with the holiday shopping season, and relatively less in the first quarter of each calendar year. We expect these seasonality trends to continue, and our ability to manage our resources in anticipation of these trends will affect our operating results. Consequently, the fourth quarter usually reflects the highest level of measurement activity, and the first quarter reflects the lowest level of activity. Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns and macroeconomic conditions. While our revenue is highly re-occurring, seasonal fluctuations in ad spend may impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of the business.

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

The following table sets forth our key performance indicators for the periods set forth below:

	June 30,
	2022	2021
Net revenue retention of advertising customers (%) (as of the end of the period)	121%	126%
Total advertising customers (as of the end of the period)	2,135	2,018
Total number of large advertising customers (as of the end of the period)	173	187

Net revenue retention of advertising customers

We define net revenue retention of advertising customers as a metric to reflect the expansion or contraction of our advertising customers’ revenue by measuring the period-over-period change in trailing-twelve-month revenues from customers who were also advertising customers in the prior trailing-twelve-month period. As such, this metric includes the impact of any churned, or lost, advertising customers from the prior trailing-twelve-month period as well as any increases or decreases in their spend, including the positive revenue impacts of selling new services to an existing advertising customer. The numerator and denominator includes revenue from all advertising customers that we served and from which we recognized revenue in the earlier of the two trailing-twelve-month periods being compared. For purposes of discussing our key business metrics, we define an advertising customer as any advertiser account that spends at least $3,000 in the applicable trailing-twelve-month periods. We calculate our net revenue retention of advertising customers as follows:

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

Our net revenue retention of advertising customers decreased from 126% as of June 30, 2021 to 121% as of June 30, 2022. The decrease in the net revenue retention of advertising customers as of June 30, 2021 compared to June 30, 2022 was primarily due lower revenue growth during the trailing-twelve-month period of 26% in 2022 compared to 33% in 2021.

Total advertising customers

We view the number of advertising customers as a key indicator of our scale and growth and the adoption of our platform. We determine our number of advertising customers by counting the total number of advertiser accounts who have spent at least $3,000 in the trailing-twelve-months. The total number of advertising customers has limitations as an operating metric as it does not reflect the product mix chosen by our advertising customers, the order frequency, or the purchasing behavior of our advertising customers. Because of these and other limitations, we consider, and you should consider, advertising customers in conjunction with our other metrics, including net revenue retention, net income (loss), adjusted EBITDA, and average revenue per advertising customer.

Total number of large advertising customers

Historically, our revenue has been driven primarily by a subset of large advertising customers who have leveraged our platform substantially from a usage standpoint. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 in the trailing-twelve-month period. We believe the recruitment and cultivation of large advertising customers contributes to our long-term success. Our total number of large advertising customers decreased from 187 as of June 30, 2021 to 173 as of June 30, 2022, reflecting several customers that fell just below the $200,000 trailing-twelve-month threshold that had previously been above. Despite the lower count, strong performance from our top customers contributed to our second quarter revenue results.

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

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands except percentages)
Revenue	$100,328	$75,075	$189,570	$142,027
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	18,132	12,925	34,693	24,344
Sales and marketing	26,482	27,268	49,539	43,813
Technology and development	17,624	20,176	34,611	32,944
General and administrative	18,834	33,044	35,603	41,592
Depreciation and amortization	12,510	14,603	24,968	28,998
Total operating expenses	93,582	108,016	179,414	171,691
Operating income (loss)	6,746	(32,941)	10,156	(29,664)
Interest expense, net	(1,814)	(5,167)	(3,240)	(12,126)
Net income (loss) before income taxes	4,932	(38,108)	6,916	(41,790)
(Provision) benefit from income taxes	(2,971)	3,045	(3,796)	3,958
Net income (loss)	$1,961	$(35,063)	$3,120	$(37,832)
Net income (loss) margin	2%	(47)%	2%	(27)%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	18%	17%	18%	17%
Sales and marketing	26%	36%	26%	31%
Technology and development	18%	27%	18%	23%
General and administrative	19%	44%	19%	29%
Depreciation and amortization	12%	19%	13%	20%
Total operating expenses	93%	144%	95%	121%
Operating income (loss)	7%	(44)%	5%	(21)%
Interest expense, net	(2)%	(7)%	(2)%	(9)%
Net income (loss) before income taxes	5%	(51)%	4%	(29)%
(Provision) benefit from income taxes	(3)%	4%	(2)%	3%
Net income (loss)	2%	(47)%	2%	(27)%

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	$ change	% change
(in thousands except percentages)
Revenue	$100,328	$75,075	$25,253	34%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	18,132	12,925	5,207	40%
Sales and marketing	26,482	27,268	(786)	(3)%
Technology and development	17,624	20,176	(2,552)	(13)%
General and administrative	18,834	33,044	(14,210)	(43)%
Depreciation and amortization	12,510	14,603	(2,093)	(14)%
Total operating expenses	93,582	108,016	(14,434)	(13)%
Operating income (loss)	6,746	(32,941)	39,687	(120)%
Interest expense, net	(1,814)	(5,167)	3,353	(65)%
Net income (loss) before income taxes	4,932	(38,108)	43,040	(113)%
(Provision) benefit from income taxes	(2,971)	3,045	(6,016)	(198)%
Net income (loss)	$1,961	$(35,063)	$37,024	(106)%

Revenue

Total revenue increased by $25.3 million, or 34%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

	Three Months Ended June 30,
	2022	2021	$ change	% change
(in thousands)
Programmatic revenue	$47,894	$31,793	$16,101	51%
Advertiser direct revenue	36,641	35,281	1,360	4%
Supply side revenue	15,793	8,001	7,792	97%
Total revenue	$100,328	$75,075	$25,253	34%

Total revenue increased primarily due to a significant increase in our programmatic revenue of $16.1 million, or 51%, attributable to growth in volume of impressions of 27% and an increase of 19% in average CPMs. The increase in average CPMs was attributable to significant growth of our Context Control solution. Revenue from our advertiser direct customers increased $1.4 million, or 4%, reflecting growth in volume of impressions of 2%, average CPM growth of 2%, as well as the acquisition of a number of new large customers. Revenue from our supply side customers increased $7.8 million, or 97%, primarily due to the impact of the acquisition of Publica.

Operating expenses

Cost of Revenue. Cost of revenue increased by $5.2 million, or 40%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was driven by a $2.2 million increase in data center and hosting fees resulting from overall revenue growth and migration of data centers to Amazon Web Services cloud and an increase of $2.9 million in revenue share to our DSP partners on account of our growth in programmatic revenue.

Sales and marketing. Sales and marketing expenses decreased by $0.8 million, or 3%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease of $7.1 million stock-based compensation expense, which was higher in the three months ended June 30, 2021 due to the modification of the Company's stock awards at the time of the IPO and the charge recognized for all vested options. This was offset by an increase in sales commissions of $0.6 million due to higher revenue growth, an increase in compensation expenses of $3.3 million to support our growth and international expansion, an increase in restructuring severance costs of $0.7 million, an increase of $1.1 million in marketing and advertising expenses, and an increase of $0.5 million in travel expenses.

Technology and development. Technology and development expenses decreased by $2.6 million, or 13%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was primarily due to a decrease of $4.7 million stock-based compensation expense, which was higher in the three months ended June 30, 2021 due to the modification of the Company's stock awards at the time of the IPO and the charge recognized for all vested options, a decrease related to migration of data center costs of $0.6 million, and a decrease in restructuring severance costs of $1.5 million. This was offset by an increase in compensation expenses of $2.8 million, an increase in hosting and license fees of $0.8 million to support our growth, an increase of $0.2 million due to lower allocation of overhead costs, and an increase in professional fees of $0.4 million.

General and administrative. General and administrative expenses decreased by $14.2 million, or 43%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was primarily due to a $19.0 million stock-based compensation expense, which was higher in the three months ended June 30, 2021 due to the modification of the Company's stock awards at the time of the IPO and the charge recognized for all vested options, a decrease of $0.5 million related to acquisition costs, and a decrease for bad debt reserves of $0.2 million. This was offset by an increase in compensation expenses of $1.1 million due to increased headcount, an increase in insurance costs of $1.3 million related to public company costs, an increase of $1.4 million in professional fees incurred for audit, tax, legal and other services, an increase in travel and entertainment costs of $0.2 million, an increase of $0.3 million for software licenses and computer maintenance, and restructuring severance costs of $1.0 million.

Depreciation and amortization. Depreciation and amortization expenses decreased by $2.1 million, or 14%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease results from decreased depreciation of our property and equipment of $0.2 million and decreased amortization of our intangible assets of $1.9 million, resulting from the use of the accelerated method to amortize the asset. Amortization expense related to our internal-use software were consistent for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Interest expense, net

Interest expense, net. Interest expense decreased by $3.4 million, or 65%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease in interest expense was primarily attributable to partial repayment of our long-term debt of $110 million and a reduction in the interest rates as a result of refinancing our debt.

(Provision) benefit from income taxes

(Provision) benefit from income taxes. Provision (benefit) from income taxes increased by $6.0 million, or 198%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The tax provision increased mainly due to higher book income for the three months ended June 30, 2022, executive compensation as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company and discrete items, including stock-based compensation.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30, 2022
	2022	2021	$ change	% change
(in thousands except percentages)
Revenue	$189,570	$142,027	$47,543	33%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	34,693	24,344	10,349	43%
Sales and marketing	49,539	43,813	5,726	13%
Technology and development	34,611	32,944	1,667	5%
General and administrative	35,603	41,592	(5,989)	(14)%
Depreciation and amortization	24,968	28,998	(4,030)	(14)%
Total operating expenses	179,414	171,691	7,723	4%
Operating income (loss)	10,156	(29,664)	39,820	(134)%
Interest expense, net	(3,240)	(12,126)	8,886	(73)%
Net income (loss) before income taxes	6,916	(41,790)	48,706	(117)%
(Provision) benefit from income taxes	(3,796)	3,958	(7,754)	(196)%
Net income (loss)	$3,120	$(37,832)	$40,952	(108)%

Revenue

Total revenue increased by $47.5 million, or 33%, for the three months ended June 30, 2022 as compared to the six months ended June 30, 2021.

	Six Months Ended June 30,
	2022	2021	$ change	% change
(in thousands)
Programmatic revenue	$88,469	$58,367	$30,102	52%
Advertiser direct revenue	71,256	67,880	3,376	5%
Supply side revenue	29,845	15,780	14,065	89%
Total revenue	$189,570	$142,027	$47,543	33%

Total revenue increased primarily due to a significant increase in our programmatic revenue of $30.1 million, or 52%, attributable to growth in volume of impressions of 30% and an increase of 17% in average CPMs. The increase in average CPMs was attributable to significant growth of our Context Control solution. Revenue from our advertiser direct customers increased $3.4 million, or 5%, reflecting growth in volume of impressions of 5% as well as the acquisition of a number of new large customers. Revenue from our supply side customers increased $14.1, or 89%, primarily due to the impact of the acquisition of Publica.

Operating expenses

Cost of Revenue. Cost of revenue increased by $10.3 million, or 43%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was driven by a $4.5 million increase in data center and hosting fees resulting from overall revenue growth and migration of data centers to Amazon Web Services cloud and an increase of $5.7 million in revenue share to our DSP partners on account of our growth in programmatic revenue.

Sales and marketing. Sales and marketing expenses increased by $5.7 million, or 13%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily due to an increase in sales commissions of $1.4 million due to higher revenue growth, an increase in compensation expenses of $5.2 million to support our growth and international expansion, an increase in restructuring severance costs of $1.2 million, an increase of $1.6 million in marketing and advertising expenses, increase in professional fees of $0.2 million and an increase of $0.7 million in travel expenses. These increases were partially offset by a decrease due to a $4.6 million stock-based compensation expense, which was higher in the six months ended June 30, 2021 due to the modification of the Company's stock awards at the time of the IPO and the charge recognized for all vested options.

Technology and development. Technology and development expenses increased by $1.7 million, or 5%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was primarily due to an increase in compensation expenses of $4.4 million, an increase in hosting and license fees of $2.1 million to support our growth, an increase in professional fees of $0.8 million, and $0.2 million due to higher allocation of overhead costs. These increases were partially offset by a decrease due to a $3.1 million stock-based compensation expense, which was higher in the six months ended June 30, 2021 due to the modification of the Company's stock awards at the time of the IPO and the charge recognized for all vested options, a decrease of $1.3 million related to restructuring severance costs, and a decrease of $1.4 million related to migration of data center costs.

General and administrative. General and administrative expenses decreased by $6.0 million, or 14%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This decrease was primarily due to a $14.9 million stock-based compensation expense, which was higher in the six months ended June 30, 2021 due to the modification of the Company's stock awards at the time of the IPO and the charge recognized for all vested options, a decrease in facilities expenses of $0.9 million due to the sublease of the facility previously used as our New York Corporate headquarters, and a decrease in IPO related professional fees of $1.2 million incurred during the six months ended June 30, 2021. This decrease was offset by increases in compensation expenses of $2.8 million due to increased headcount, an increase in insurance costs of $2.7 million related to public company costs, an increase of $3.2 million in professional fees incurred for audit, tax, legal and other services, an increase of $0.8 million for software licenses and computer maintenance, an increase of $1.0 million for restructuring severance costs, and an increase in reserves for bad debts of $0.4 million

Depreciation and amortization. Depreciation and amortization expenses decreased by $4.0 million, or 14%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This decrease results from decreased depreciation of our property and equipment of $0.5 million and decreased amortization of our intangible assets of $4.3 million, resulting from the use of the accelerated method to amortize the asset. These decreases were offset by an increase in amortization expense related to our internal-use software of $0.8 million.

Interest expense, net

Interest expense, net. Interest expense decreased by $8.9 million, or 73%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease in interest expense was primarily attributable to reduced Paid in Kind ("PIK") interest expense of $0.4 million and a decrease in interest expense by $8.5 million due to partial repayment of our long-term debt of $110.0 million and a reduction in the interest rates as a result of refinancing our debt.

(Provision) benefit from income taxes

(Provision) benefit from income taxes. (Provision) benefit from income taxes increased by $7.8 million, or 196%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The tax provision increased mainly due to higher book income for the six months ended June 30, 2022, non-deductible executive compensation as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company, and discrete items, including executive compensation.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. Adjusted EBITDA is defined as income (loss) before depreciation and amortization, stock-based compensation, interest expense, income taxes, acquisition, restructuring and integration costs, IPO readiness costs, foreign exchange gains and losses, and other one-time, non-recurring costs. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with U.S. GAAP.

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

The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with U.S. GAAP and should be read only in conjunction with financial information presented on a U.S. GAAP basis. Reconciliation of Adjusted EBITDA and corresponding margin to their most directly comparable U.S. GAAP financial measures, net income (loss) and corresponding margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$1,961	$(35,063)	$3,120	$(37,832)
Depreciation and amortization	12,510	14,603	24,968	28,998
Stock-based compensation	10,721	41,531	18,860	41,531
Interest expense, net	1,814	5,167	3,240	12,126
Provision (benefit) from income taxes	2,971	(3,045)	3,796	(3,958)
Acquisition, restructuring and integration costs	2,129	2,408	2,878	2,578
IPO readiness costs	—	93	—	1,038
Foreign currency transaction gains	(512)	—	(512)	—
Loss on disposal of assets	—	—	49	—
Adjusted EBITDA	$31,594	$25,694	$56,399	$44,481
Revenue	$100,328	$75,075	$189,570	$142,027
Net income (loss) margin	2%	(47)%	2%	(27)%
Adjusted EBITDA margin	31%	34%	30%	32%

Liquidity and Capital Resources

General

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $77.4 million, which was held for working capital purposes, as well as the available balance under our New Revolver, described further below. We expect that our cash and cash equivalents on hand at June 30, 2022 will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2022 and December 31, 2021, we had deferred revenue of $0.4 million and $0.2 million, respectively, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

Credit Facilities

On July 19, 2018, we entered into a Credit Agreement (the "Prior Credit Agreement") with a syndicate of lenders, comprised of the $325.0 million (the “Term Loan”) and the $25.0 million (the "Revolving Loan"), with maturity dates of July 19, 2024 and July 19, 2023, respectively. Pursuant to the Incremental Facility Assumption Agreement No. 1, dated as of November 19, 2019, the Term Loan was increased to $345.0 million. As explained below, on September 29, 2021, the Company repaid the outstanding balances and terminated the Prior Credit Agreement.

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

The interest rates applicable to revolving borrowings under the New Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, and (c) the Adjusted LIBOR (subject to a floor of 0.0%) for a one month Interest Period (each term as defined in the New Credit Agreement) plus 1%, or (y) the Adjusted LIBOR (subject to a floor of 0.0%) equal to the LIBOR (as defined in the New Credit Agreement) for the applicable Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the New Credit Agreement) or (ii) in the case of RFR Loans (as defined in the New Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the New Credit Agreement) or (y) the applicable Term RFR (as defined in the New Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the New Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBOR loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). The interest rate at June 30, 2022 was 3.1%.

The New Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the New Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the New Credit Agreement) of 2.50 to 1.00. As of June 30, 2022, the Company was in compliance with all covenants contained in the New Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$23,205	$33,056
Net cash used in investing activities	(8,188)	(8,096)
Net cash used in financing activities	(8,504)	(3,115)
Net increase in cash and cash equivalents, and restricted cash	$6,513	$21,845
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,246)	(553)
Cash, cash equivalents, and restricted cash, at beginning of period	76,078	54,721
Cash, cash equivalents and restricted cash, at end of period	$80,345	$76,013

Operating Activities

For the six months ended June 30, 2022, net cash provided by operating activities was $23.2 million, resulting from a net income of $3.1 million adjusted for non-cash expenses of depreciation and amortization of $25.0 million, stock-based compensation of $18.9 million, bad debt expense of $0.5 million, partially offset by a decrease in working capital of $23.9 million, a decrease in net operating leases of $0.2 million and a deferred tax benefit of $0.7 million.

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

Investing Activities

Cash used in investing activities was $8.2 million for the six months ended June 30, 2022, reflecting capitalized costs related to our internal use software of $6.1 million, payment of $1.6 million for Context and Amino acquisitions, and the purchase of property and equipment of $0.5 million.

Cash used in investing activities was $8.1 million for the six months ended June 30, 2021, reflecting our asset purchase of internal use software for $6.4 million in January 2021, and purchase of property and equipment $0.3 million.

Financing Activities

Cash used in financing activities was $8.5 million for the six months ended June 30, 2022, reflecting a repayment of outstanding short-term debt of $1.9 million, repayment of outstanding long-term debt of $10.0 million, offset by proceeds of $3.4 million in stock options exercised.

Cash used in financing activities was $3.1 million for the six months ended June 30, 2021, reflecting $1.2 million in common stock repurchases, $2.8 million in IPO costs payments, and $0.2 million in principal payment on our capital leases, offset by $1.1 million in stock options exercised.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through March 2027 and the total non-cancelable payments under these leases were $30.8 million as of June 30, 2022. Total non-cancelable purchase commitments related to hosting services as of June 30, 2022 were $109.0 million for periods through 2026. The New Revolver matures in 2026.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., U.K., France, Germany, Italy, and Singapore. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

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

At June 30, 2022, we had total outstanding debt of $235.0 million under our New Revolver. Based on these amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $2.4 million or a benefit of $2.4 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2022.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

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

Management’s Remediation Efforts

We continue to implement measures to remediate the identified material weaknesses. The measures include (i) formalizing the Company’s accounting policies with respect to maintaining evidence in the operation of control procedures, (ii) improving our control framework to include both the appropriate segregation of duties and definition around the appropriate levels of precision for controls, including account reconciliations, journal entries, and balance sheet and income statement fluctuation analyses, and (iii) designing and documenting the execution of IT general controls for systems and applications impacting internal control over financial reporting, specifically related to user access, change management, computer operations, and program development controls.

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

Except as noted above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three month period ended June 30, 2022.

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

10.1
Separation Agreement and Release of Claims, dated as of May 25, 2022, by and between Joseph Pergola and Integral Ad Science, Inc. (incorporated by reference to the Company’s Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2022)

10.2	Amendment No. One to the Integral Ad Science Holding Corp. 2021 Employee Stock Purchase Plan, effective as of August 1, 2022.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Ad Science Holding Corp. (Registrant)

Date: August 4, 2022	By:	/s/ Joseph Pergola
Joseph Pergola
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)