Form 10-Q
period 2022-09-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2022-11-10
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

On November 9, 2022, the Registrant had 153,828,376 shares of common stock, $0.001 par value, outstanding.

1Any stockholder or other communication required to be sent to our principal executive offices may be directed to our mailing address: 99 Wall Street, #1950, New York, NY 10005

Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Members’/ Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	51

	Signatures	52

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$73,645	$73,210
Restricted cash	141	70
Accounts receivable, net	57,849	53,028
Unbilled receivables	35,486	36,210
Prepaid expenses and other current assets	20,835	7,647
Total current assets	187,956	170,165
Property and equipment, net	1,591	1,413
Internal use software, net	21,556	18,100
Intangible assets, net	226,922	258,316
Goodwill	670,978	676,513
Operating lease right-of-use assets, net	19,031	—
Deferred tax asset, net	812	887
Other long-term assets	4,292	4,143
Total assets	$1,133,138	$1,129,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,011	$56,257
Due to related party	104	74
Deferred revenue	287	160
Operating lease liabilities, current	6,856	—
Total current liabilities	51,258	56,491
Accrued rent	—	854
Net deferred tax liability	52,554	53,523
Long-term debt	233,146	242,798
Operating lease liabilities, non-current	19,358	—
Other long-term liabilities	1,639	8,681
Total liabilities	357,955	362,347
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2022; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 153,494,308 and 154,398,495 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	153	154
Additional paid-in-capital	797,274	781,951
Accumulated other comprehensive loss	(11,533)	(315)
Accumulated deficit	(10,711)	(14,600)
Total stockholders’ equity	775,183	767,190
Total liabilities and stockholders’ equity	$1,133,138	$1,129,537

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2022	2021	2022	2021
Revenue	$101,343	$79,014	$290,913	$221,041
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	19,171	13,845	53,864	38,191
Sales and marketing	28,190	19,578	77,961	62,990
Technology and development	19,459	14,609	54,071	47,554
General and administrative	20,150	16,081	56,081	57,670
Depreciation and amortization	12,617	16,100	37,585	45,098
Foreign exchange loss, net(1)	4,064	5	3,503	407
Total operating expenses	103,651	80,218	283,065	251,910
Operating income (loss)	(2,308)	(1,204)	7,848	(30,869)
Interest expense, net	(2,619)	(5,753)	(5,859)	(17,880)
Employee retention tax credit	6,981	—	6,981	—
Loss on extinguishment of debt	—	(3,721)	—	(3,721)
Net income (loss) before income taxes	2,054	(10,678)	8,970	(52,470)
(Provision) benefit from income taxes	(1,287)	898	(5,083)	4,855
Net income (loss)	$767	$(9,780)	$3,887	$(47,615)
Net income (loss) per share:
Basic	$0.00	$(0.06)	$0.03	$(0.34)
Diluted	$0.00	$(0.06)	$0.02	$(0.34)
Weighted average shares outstanding:
Basic	155,389,195	151,988,054	155,007,655	140,016,260
Diluted	156,696,754	151,988,054	157,581,569	140,016,260
Other comprehensive loss:
Foreign currency translation adjustments	(3,248)	(2,549)	(11,218)	(3,735)
Total comprehensive loss	$(2,481)	$(12,329)	$(7,331)	$(51,350)

(1) Prior period amounts have been reclassified to conform to current period presentation.

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/ STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2022

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance, July 1, 2022	155,498,704	$155	$804,175	$(8,285)	$(11,479)	$784,566
RSUs vested	471,995	—	—	—	—	—
Option exercises	603,670	1	2,526	—	—	2,527
Stock-based compensation	—	—	14,225	—	—	14,225
Foreign currency translation adjustment	—	—	—	(3,248)	—	(3,248)
Repurchase of common stock	(3,080,061)	(3)	(23,652)	—	—	(23,655)
Net income	—	—	—	—	767	767
Balance, September 30, 2022	153,494,308	$153	$797,274	$(11,533)	$(10,711)	$775,183

Nine Months Ended September 30, 2022

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance, January 1, 2022	154,398,495	$154	$781,951	$(315)	$(14,600)	$767,190
RSUs vested	761,208	1	—	—	—	1
Option exercises	1,414,666	1	5,907	—	—	5,908
Stock-based compensation	—	—	33,068	—	—	33,068
Foreign currency translation adjustment	—	—	—	(11,218)	—	(11,218)
Repurchase of common stock	(3,080,061)	(3)	(23,652)	—	—	(23,655)
Net income	—	—	—	—	3,887	3,887
Balance, September 30, 2022	153,494,308	$153	$797,274	$(11,533)	$(10,711)	$775,183

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

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(IN THOUSANDS)	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,887	$(47,615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	37,585	45,098
Stock-based compensation	33,107	49,673
Foreign exchange loss, net	3,503	—
Deferred tax benefit	(657)	(9,966)
Extinguishment of debt	—	3,721
Amortization of debt issuance costs	348	1,020
Allowance for doubtful accounts	647	764
Employee retention tax credit	(6,981)	—
Non-cash interest expense	—	394
Impairment of assets	55	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(8,031)	774
Decrease (increase) in unbilled receivables	(289)	703
Increase in prepaid expenses and other current assets	(6,757)	(6,151)
Increase in operating leases, net	(502)	—
Increase in other long-term assets	(330)	(574)
Increase (decrease) in accounts payable and accrued expenses	(8,226)	220
Increase in accrued rent	—	220
Increase (decrease) in deferred revenue	127	(563)
Increase (decrease) in due to/from related party	74	(62)
Net cash provided by operating activities	47,560	37,656
Cash flows from investing activities:
Payment for acquisitions, net of acquired cash	(1,603)	(166,204)
Purchase of property and equipment	(917)	(636)
Acquisition and development of internal use software and other	(9,952)	(10,011)
Net cash used in investing activities	(12,472)	(176,851)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	281,589
Payments for offering costs	—	(4,728)
Repayment of long-term debt	(25,000)	(355,934)
Repayment of short-term debt	(1,836)	—
Proceeds from the New Revolver	15,000	235,000
Payments for debt issuance costs	—	(2,318)
Principal payments on capital lease obligations	—	(275)
Cash paid for unit repurchases	—	(1,202)
Proceeds from exercise of stock options	5,908	1,075
Payments for repurchase of common stock	(23,655)	—
Cash received from Employee Stock Purchase Program (ESPP)	388	—
Net cash (used in) provided by financing activities	(29,195)	153,207
Net increase in cash, cash equivalents and restricted cash	5,893	14,012
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,396)	(2,042)
Cash, cash equivalents and restricted cash at beginning of period	76,078	54,721
Cash, cash equivalents, and restricted cash, at end of period	$76,575	$66,691
Supplemental Disclosures:
Cash paid during the period for:
Interest	$5,548	$17,109
Taxes	$11,817	$1,438
Non-cash investing and financing activities:
Deferred offering costs accrued, not yet paid	$—	$2,506
Property and equipment acquired included in accounts payable	$145	$11
Internal use software acquired included in accounts payable	$1,385	$682
Conversion of members’ equity to additional paid-in capital	$—	$165,385
Lease liabilities arising from right of use assets	$26,214	$—

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

The Company has its operations within the United States ("U.S.") in New York, California, and Illinois. Operations outside the U.S. include but are not limited to countries such as the United Kingdom ("U.K."), France, Germany, Italy, Singapore, Australia, France, Japan, and India.

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

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Loss, of cash flows and of members’/stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. There have been no significant changes to these policies, except for the adoption of ASC 842, Leases as disclosed in Note 2(h), that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2022. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.

During the three and nine months ended September 30, 2022, the Company reclassified foreign exchange loss, net from "General and administrative" expenses within the Condensed Consolidated Statement of Operations as a separate line presented on the Condensed Consolidated Statement of Operations. Corresponding prior period amounts have also been reclassified to conform to current period presentation.

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

(d) Employee retention tax credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the "Appropriations Act") extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year.

The Company qualified for the employee retention credit beginning in March 2020 for qualified wages through June 2021 and filed a cash refund claim during the three months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company recorded an employee retention credit totaling $6,981, within Employee retention tax credit on the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2022, the tax credit receivable has been included within Prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.

(e) Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$73,645	$73,210
Short term restricted cash	141	70
Long term restricted cash (held in other long-term assets)	2,789	2,798
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$76,575	$76,078

(f) Accounts receivable, net

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

The activity in our allowance for doubtful accounts consists of the following as of:

	September 30, 2022	September 30, 2021
Balance, beginning of period	$5,883	4,257
Additional provision	647	764
Receivables written off	(1,129)	(640)
Balance, end of period	$5,401	4,381
(g) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company used the following assumptions in valuing its time-based service options, which vest over a period of time subject to continued employment ("Time-Based Options"), return target options ("Return-Target Options"), which vest upon a realized cash return of the equity investment of Vista Equity Partners ("Vista"), the Company’s equity sponsor and funds controlled by Vista and registration of the shares held by Vista, market stock units ("MSUs"), and shares to be purchased under the Employee Stock Purchase Plan ("ESPP").

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

Expected dividend — The expected dividend assumption was based on the Company’s history and expectation of dividend payouts. The Company currently has no history or expectation of paying cash dividends on its common stock/units.

Fair value —Prior to the IPO, because there was no public market for the Company’s common stock/units, the board of directors determined the best estimate of the fair value of the Company’s option grants, based on reasonable judgment and numerous objective and subjective factors, including independent third-party valuations of the Company’s common stock/units, operating and financial performance, and general and industry-specific economic outlook, amongst other factors. Following the pricing of the IPO, the Company’s shares are traded in the public market, and accordingly, the Company uses the applicable closing price of its common stock to determine fair value.

The Company used the following assumptions in valuing its stock-based compensation:

	September 30, 2022			September 30, 2021
Estimated fair value per share	$3.26	-	$14.43	$8.16	-	$14.04
Expected volatility (%)	65%	-	80%	65%	-	80%
Expected term (in years)	0.5	-	10.00	3.00	-	10.00
Risk-free interest rate (%)	0.46%	-	3.35%	0.46%	-	0.98%
Dividend yield	—			—

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

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842)” (“ASU No. 2016-2”). Under ASU No. 2016-2, lessees are required to put most leases on their balance sheets but to recognize expenses in the income statement in a manner similar to current accounting. ASU No. 2016-2 also eliminated the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. The updated guidance is effective for the Company beginning January 1, 2022. Upon adoption, entities are required to use the modified retrospective approach for leases that exist, or are entered into, after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows entities to not apply the new leases standard, including its disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption.

The Company adopted ASU No. 2016-2 on January 1, 2022 using the modified retrospective transition approach, which resulted in the recognition of right-of-use assets ("ROU assets") of $21,666 and lease liabilities of $29,361. Differences between ROU assets and lease liabilities are attributed to deferred rent, lease incentive obligations and cease-use liability previously recognized under ASC 420 Exit or Disposal Cost Obligations. The Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In addition, the Company elected the expedient permitting the combination of lease and non-lease components into a single lease component. The Company made a policy election to not recognize ROU assets and lease liabilities for short-term leases for all asset classes.

The adoption of ASU No. 2016-2 did not have a material impact on the Consolidated Statements of Operations and Comprehensive Loss or the Consolidated Statement of Cash Flows. Expanded disclosures around the Company's lease agreements under ASU No. 2016-2 are included in Note 14, Leases.

(i) Accounting pronouncements not yet adopted

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

In March 2020, the FASB issued ASU 2020-4, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-4”) which is intended to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The amendments in ASU No. 2020-4 provide operational expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions to be affected by reference rate reform if certain criteria are met. The amendments in ASU No. 2020-4 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The Company intends to elect to apply certain of the optional expedients when evaluating the impact of reference rate reform on its debt instruments that reference LIBOR. The Company does not expect the adoption of ASU No. 2020-4 to have a material impact on its consolidated financial statements.

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

The Publica acquisition was accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets and liabilities of Publica, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs. Determining the fair value of the assets acquired and liabilities assumed requires judgement and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, assets useful lives, market multiples, and other items. The use of different estimates and judgements could yield materially different results.

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

Context

On December 31, 2021, a wholly-owned subsidiary of the Company acquired, directly or indirectly, all the common equity of Nobora SAS ("Context"). The Context acquisition builds on the Company's current, market-leading media classification and contextual targeting capabilities. The integration of Context's technology will enable marketing partners to identify brand suitable content beyond standard frameworks and contextually target with granularity. The purchase price related to the Context acquisition was $22,575 in cash, of which $967 is payable on December 31, 2023, and 457,959 shares of common stock of the Company, valued at $10,391.

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

The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:

	Fair Value	Useful Life
Assets acquired:
Accounts receivable	$122
Other assets	112
Developed technology	7,670	5 years
Total identifiable assets acquired	$7,904
Liabilities assumed:
Accounts payable	$318
Short-term debt	2,354
Deferred tax liability	142
Total liabilities assumed	2,814
Goodwill	27,876	Indefinite
Total purchase consideration	$32,966

The Company recognized a deferred tax liability of $142 on its purchase of Context.

4.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			September 30, 2022	December 31, 2021
Computer and office equipment	1	-	3 years	$3,888	$3,100
Computer software	3	-	5 years	218	218
Leasehold improvements	Various			363	412
Furniture	5 years			81	66
Total property and equipment				4,550	3,796
Less: accumulated depreciation				(2,959)	(2,383)
Total property and equipment, net				$1,591	$1,413

Depreciation expense of property and equipment for the three months ended September 30, 2022 and 2021 was $234 and $418, respectively. Depreciation expense of property and equipment for the nine months ended September 30, 2022 and 2021 was $669 and $1,378, respectively.

5.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			September 30, 2022	December 31, 2021
Internal use software	3	-	5 years	$43,007	$32,591
Less: Accumulated amortization				(21,451)	(14,491)
Total internal use software, net				$21,556	$18,100

Amortization expense for the three months ended September 30, 2022 and 2021 was $2,453 and $2,086, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $7,000 and $5,793, respectively. For the nine months ended September 30, 2022, the Company impaired $49 of costs related to projects that were no longer being implemented, recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

6.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	September 30, 2022
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,853	$(104,902)	$196,951	9.7 years
Developed technology	4	-	5 years	136,462	(116,888)	19,574	3.7 years
Trademarks	5	-	9 years	19,700	(9,362)	10,338	4.6 years
Favorable leases	6 years			198	(139)	59	1.8 years
Total				$458,213	$(231,291)	$226,922

	December 31, 2021
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$302,026	$(82,105)	$219,921	10.4 years
Developed technology	4	-	5 years	138,342	(112,347)	25,995	4.5 years
Trademarks	5	-	9 years	19,700	(7,384)	12,316	5.4 years
Favorable leases	6 years			198	(114)	84	2.5 years
Total				$460,266	$(201,950)	$258,316

Amortization expense related to intangibles for the three months ended September 30, 2022 and 2021 was $9,930 and $13,596, respectively. Amortization expense related to intangibles for the nine months ended September 30, 2022 and 2021 was $29,916 and $37,927, respectively.

7.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2021	$676,513
Measurement period adjustments	(231)
Impact of exchange rates	(5,304)
Goodwill as of September 30, 2022	$670,978

8.    Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Accounts payable	$9,065	$8,307
Accrued payroll	6,807	5,047
Accrued professional fees	2,701	2,334
Accrued bonuses and commissions	12,663	16,454
Accrued revenue sharing	3,883	8,497
Taxes payable	2,056	6,076
Short term debt	—	1,976
Accrued hosting fees	3,138	2,465
Cease use liability (short-term)	—	1,298
Other accrued expenses	3,698	3,803
Total accounts payable and accrued expenses	$44,011	$56,257

Other long-term liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Purchase price payable for the acquisition of Context	$967	$2,320
Cease use liability (long-term)	—	5,689
Security deposit received	672	672
Total other long-term liabilities	$1,639	$8,681

9.    Long-term debt

New Credit Agreement

On September 29, 2021, the Company entered into a new credit agreement with various lenders (the “New Credit Agreement” or the “New Revolver”), that provides for an initial $300,000 in commitments for revolving credit loans, which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the New Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the New Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the New Credit Agreement. The Company drew down $235,000 on the New Revolver on September 29, 2021 and an additional $10,000 on December 23, 2021. On June 27, 2022, the Company paid down $10,000. During the three months ended September 30, 2022, the Company drew and paid down $15,000 under the New Revolver.

Borrowings under the New Credit Agreement are scheduled to mature on September 29, 2026. The New Credit Agreement contains certain customary events of default including failure to make payments when due thereunder, and failure to observe or perform certain covenants.

The proceeds of the New Revolver, together with cash on hand, were used to repay the outstanding balance of the term loan and revolving loan under the Company's prior Credit Agreement. In connection with the New Revolver, the Company incurred costs of $2,318 that are included in Long-term debt, net, in the Condensed Consolidated Balance Sheets. In connection with the extinguishment of the term loan and revolving loan under the prior Credit Agreement, the Company wrote off deferred financing costs of $3,721 as a loss on extinguishment.

The interest rates for the New Revolver under the New Credit Agreement for U.S. dollar loans are equal to (i) the applicable rate for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBO Rate (as defined in the New Credit Agreement) loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the New Credit Agreement) denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on September 30, 2022 was 4.6%.

Any borrowings under the New Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The New Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the New Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the New Credit Agreement) of 2.50 to 1.00. As of September 30, 2022, the Company was in compliance with all covenants contained in the New Credit Agreement.

	September 30, 2022	December 31, 2021
New Revolver	$235,000	$245,000
Less: Unamortized debt issuance costs	(1,854)	(2,202)
Total carrying amount	$233,146	$242,798

Amortization of debt issuance costs for the three months ended September 30, 2022 and 2021 were $116 and $337, respectively. Amortization of debt issuance costs for the nine months ended September 30, 2022 and 2021 were $348 and $1,020, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company recognized interest expense of $2,592 and $5,417 during the three months ended September 30, 2022 and 2021, respectively. The Company recognized interest expense of $5,615 and $16,464 during the nine months ended September 30, 2022 and 2021, respectively.

Future principal payments of long-term debt as of September 30, 2022 are as follows:

Year Ending
2022 (remaining three months)	$—
2023	—
2024	—
2025	—
2026	235,000
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

For the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $1,287 and an income tax benefit of $898, respectively. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 62.7% and (8.4%), respectively. The Company's effective tax rate for the three months ended September 30, 2022 differs from the statutory rate for the three months ended September 30, 2021 effective tax rate, primarily due to non-deductible executive compensation as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company, other permanent tax differences and discrete items.

For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $5,083 and an income tax benefit of $4,855, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 56.7% and (9.3%), respectively. The Company's effective tax rate for the nine months ended September 30, 2022 differs from the statutory rate for the nine months ended September 30, 2021 effective tax rate, primarily due to non-deductible executive compensation as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company, other permanent tax differences and discrete items.

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

The following table summarizes revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North and South America (“Americas”)	$69,786	$50,286	$199,078	$136,919
Europe, Middle East and Africa (“EMEA”)	23,110	20,222	68,368	61,185
Asia and Pacific Rim (“APAC”)	8,447	8,506	23,467	22,937
Total	$101,343	$79,014	$290,913	$221,041

For the three months ended September 30, 2022 and 2021, revenue in the U.S. was $65,725 and $46,156, respectively. For the nine months ended September 30, 2022 and 2021, revenue in the U.S. was $188,193 and $126,226, respectively.

The following table summarizes long lived assets (including property and equipment, net and operating right-of-use assets, net) by geographic area:

	September 30, 2022	December 31, 2021
Long lived assets
Americas	$17,252	$876
EMEA	327	181
APAC	3,043	356
Total	$20,622	$1,413

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

As a result of the modification to the Time-Based Options, the awards became subject to the guidance in ASC 718, Compensation - Stock Compensation. During the three and nine months ended September 30, 2022, the Company recognized stock compensation expense of $3,234 and $10,970, respectively, related to the Time-Based Options. During the three and nine months ended September 30, 2021, the Company recognized stock compensation expense of $4,595 and $42,742, respectively, related to the Time-Based Options.

As the return multiple and vesting conditions associated with the Return-Target Options were also modified, the Company fair valued the Return-Target Options using a Monte Carlo simulation model. The Return-Target Options become exercisable following both (i) a registration of shares of common stock held by Vista and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. As of September 30, 2022, the condition relating to Vista's cash return was not deemed probable and therefore, no stock-based compensation expense relating to the Return-Target Options was recognized during the three month period ended September 30, 2022.

Vesting of the Time-Based Options accelerate when the Return-Target Options vest and therefore, recognition of the remaining unamortized stock compensation expense related to the Time-Based Options will accelerate when it becomes probable that the Return-Target Options would vest.

The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of September 30, 2022 were 3,464,146 and 1,759,104, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan (“2021 Plan”)

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of September 30, 2022, there were 27,421,802 shares reserved for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan will be increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

During the three and nine months ended September 30, 2022, the Company recognized stock compensation expense of $672 and $2,417 respectively related to stock options. During the three and nine months ended September 30, 2021, the Company recognized stock compensation expense of $887 related to stock options. As of September 30, 2022, there are 1,525,398 total options outstanding under the 2021 Plan, consisting of 1,021,111 Time-Based Options and 504,287 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.

Stock option activity for the three months ended September 30, 2022 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at July 1, 2022	5,636,565	$8.06	7.51	20,889
Granted	—	—	—	—
Canceled or forfeited	(547,638)	11.32	—	—
Exercised	(603,670)	4.19	—	—
Outstanding at September 30, 2022	4,485,257	$8.18	6.85	$8,119
Vested and expected to vest at September 30, 2022	4,485,257	$8.18	6.85	$8,119
Exercisable as of September 30, 2022	3,004,243	$6.47	6.29	$6,847

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at July 1, 2022	2,898,674	$7.95	7.50	10,892
Granted	—	—	—	—
Canceled or forfeited	(745,410)	7.73	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2022	2,153,264	$8.03	7.22	$4,047
Vested and expected to vest at September 30, 2022	2,153,264	$8.03	7.22	$4,047
Exercisable as of September 30, 2022	—	—	—	—

Stock option activity for the nine months ended September 30, 2022 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	6,648,975	$7.46	7.76	98,055
Granted	—	—	—	—
Canceled or forfeited	(749,052)	9.38	—	—
Exercised	(1,414,666)	4.18	—	—
Outstanding at September 30, 2022	4,485,257	$8.18	6.85	$8,119
Vested and expected to vest at September 30, 2022	4,485,257	$8.18	6.85	$8,119
Exercisable as of September 30, 2022	3,004,243	$6.47	6.29	$6,847

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	3,265,126	$7.53	7.27	47,947
Granted	—	—	—	—
Canceled or forfeited	(1,111,862)	6.54	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2022	2,153,264	$8.03	7.22	$4,047
Vested and expected to vest at September 30, 2022	2,153,264	$8.03	7.22	$4,047
Exercisable as of September 30, 2022	—	—	—	—

As of September 30, 2022, unamortized stock-based compensation expense related to the Time-Based Options was $15,845, which will be recognized over the weighted average vesting term of 2.1 years. In addition, unamortized stock-based compensation expense related to the Return-Target Options of $26,108 will be recognized when events that trigger vesting are deemed probable.

Restricted Stock Units ("RSUs")

The majority of RSUs under the 2021 Plan vest 25% each year and become fully vested after four years of service. Beginning in May 2022, RSUs will begin to vest 6.25% at the end of each successive quarter and become fully vested after four years of service.

RSU activity for the three months ended September 30, 2022 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2022	7,365,070	$13.85
Granted	1,369,772	8.44
Canceled or forfeited	(176,180)	13.63
Vested	(471,995)	15.54
Outstanding as of September 30, 2022	8,086,667	$12.83
Expected to vest as of September 30, 2022	8,086,667

RSU activity for the nine months ended September 30, 2022 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	2,426,147	$19.43
Granted	6,949,384	11.13
Canceled or forfeited	(527,656)	15.94
Vested	(761,208)	16.35
Outstanding as of September 30, 2022	8,086,667	$12.83
Expected to vest as of September 30, 2022	8,086,667

During the three and nine months ended September 30, 2022, the Company recognized $7,552 and $16,524, respectively, of stock-based compensation expense related to these RSU awards. During the three and nine months ended September 30, 2021, the Company recognized $2,652 of stock-based compensation expense related to these RSU awards. Unamortized stock-based compensation expense related to RSUs as of September 30, 2022 was $93,458, which will be recognized over the weighted average vesting term of 3.4 years.

Performance Stock Units

The Company granted Performance Stock Units under the 2021 Plan, which are contingent upon achieving specified revenue performance goals by December 31, 2023. As of September 30, 2022, no stock-based compensation expense has been recognized as performance vesting conditions were not deemed probable to occur. The unrecognized compensation expense is $12,000 assuming performance at the highest tier.

Market Stock Units

The Company granted market stock units ("MSUs") under the 2021 Plan to certain executive officers. MSUs vest over four years, 25% on May 2, 2023 and 6.25% at the end of each quarter thereafter. The number of MSUs eligible to vest is based on the performance of the Company's common stock over each vesting period. The number of shares eligible to vest is calculated based on a payout factor. The payout factor is calculated by dividing the average closing price of the Company's stock during the ten trading days immediately preceding the applicable vesting date by the closing price of the Company's stock on April 29, 2022. The payout factor is zero if the quotient is less than 0.60 and is capped at 2.25. This quotient is then multiplied by the target number of MSUs granted to the relevant officer to determine the number of shares to be issued to the officer at vesting. The grant date fair value of the MSUs was determined using a Monte-Carlo simulation. The Company uses the accelerated attribution method to account for these awards.

MSU activity for the three and nine months ended September 30, 2022 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	—	$—
Granted	1,261,413	14.43
Canceled or forfeited	(86,674)	14.43
Vested	—	—
Outstanding as of September 30, 2022	1,174,739	$14.43
Expected to vest as of September 30, 2022	1,174,739

All outstanding MSU awards were granted in three months ended June 30, 2022. Forfeitures of MSU awards occurred during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $2,657 and $3,065, respectively related to the MSU awards. Unamortized stock-based compensation expense related to MSUs was $13,882, which will be recognized over the weighted average vesting term of 3.7 years.

2021 Employee Stock Purchase Plan (“ESPP”)

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of September 30, 2022, 3,033,556 shares of common stock are reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP will be increased on January 1 of each calendar year, ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.

The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on the first business day of the offering period or the last business day of the offering period, whichever is lower. The six month offering under the ESPP commenced on August 1, 2022. There are no shares issued under the ESPP plan as of September 30, 2022. Stock-based compensation expense recognized in the three and nine months ended September 30, 2022 was $131.

Total stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$101	$48	$258	$48
Sales and marketing	4,457	2,419	10,650	13,227
Technology and development	3,168	1,820	6,979	8,829
General and administrative	6,521	3,854	15,220	27,569
Total	$14,247	$8,141	$33,107	$49,673

13.    Members’/ Stockholders’ equity

As discussed in Note 1, the Company converted to a Delaware corporation, which created new elements of the capital structure upon its IPO.

Common stock

As of September 30, 2022, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended September 30, 2022, the Company issued 471,995 shares of common stock for vested RSUs and employees exercised stock options in exchange for 603,670 shares of common stock for $2,527. For the nine months ended September 30, 2022, the Company issued 761,208 shares of common stock for vested RSUs and employees exercised stock options in exchange for 1,414,666 shares of common stock for $5,908. During the three and nine months ended September 30, 2022, the Company repurchased 3,080,061 shares of common stock for $23,655.

For the three and nine months ended September 30, 2021, the Company issued and sold 15,000,000 shares of common stock in connection with the closing of its IPO on July 2, 2021 and 1,821,330 shares of common stock in connection with the exercise of the underwriters' option that closed on July 28, 2021. The Company issued 2,888,889 shares of common stock in connection with its acquisition of Publica on August 9, 2021. For the three months ended September 30, 2021, the Company also issued 26,931 shares of common stock for vested RSUs.

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

For the nine months ended September 30, 2021, the Company repurchased 99,946 units from members of the Company for $1,204. The repurchases in excess of par value for the nine months ended September 30, 2021 was $791. The repurchase of units has been accounted for as a reduction in members’/shareholders’ equity in these condensed consolidated financial statements. The Company also issued 17,486 units for vested unit awards. In addition, employees exercised 246,369 options for $4,435.

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

The Company leases office spaces under non-cancelable lease terms, and have a remaining lease term of up to 4.4 years, with a number of month-to-month leases that are accounted for as short-term leases. The Company has not recognized renewal options as part of its right-of-use assets and lease liabilities, as the renewal options are not reasonably certain of exercise or occurrence as of September 30, 2022. Additionally, these lease arrangements do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

The weighted-average remaining term of the Company's operating leases was 3.9 years as of September 30, 2022. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.7% as of September 30, 2022.

The following table presents components of lease cost recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease costs:
Operating lease costs	$1,756	$5,294
Short-term lease costs	838	2,524
Variable lease costs	62	241
Sublease income	(656)	(1,968)
Total lease costs	$2,000	$6,091

For the nine months ended September 30, 2022, operating cash flows included $5,665 of cash paid for operating lease liabilities and $672 received from the sublease. As of September 30, 2022, there are no material operating leases that have not yet commenced.

As of September 30, 2022, the maturities of remaining lease payments included in the measurement of operating leases are as follows:

Year Ended December 31,
2022 (remaining three months)	$2,015
2023	7,761
2024	6,286
2025	6,377
2026	5,142
Thereafter	1,149
Total lease payments	28,730
Less: imputed interest	(2,516)
Total operating lease liability	$26,214

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of September 30, 2022 were approximately $110,488 for periods through 2026.

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

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding:

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$767	$(9,780)	$3,887	$(47,615)
Denominator:
Basic Shares:
Weighted-average shares outstanding	155,389,195	151,988,054	155,007,655	140,016,260
Diluted Shares:
Basic weighted-average shares outstanding	155,389,195	151,988,054	155,007,655	140,016,260
Dilutive effect of stock based awards	1,307,559	—	2,573,914	—
Weighted-average diluted shares outstanding	156,696,754	151,988,054	157,581,569	140,016,260
Net income (loss) per share
Basic	$0.00	$(0.06)	$0.03	$(0.34)
Diluted	$0.00	$(0.06)	$0.02	$(0.34)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stock/unit-holders for the periods presented given that their inclusion would have been anti-dilutive. Since the conditions associated with the vesting of the Return-Target Options have not occurred as of the reporting date, such options are excluded from potentially anti-dilutive securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	5,169,703	6,676,630	4,493,135	6,676,630
RSUs	6,964,588	2,237,050	2,086,980	2,237,050
MSUs	793,212	—	284,942	—
Total	12,928,267	8,913,680	6,865,197	8,913,680

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

18.    Related-party transactions

The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $18 and $20, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $82 and $153, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to VCG as of September 30, 2022 and December 31, 2021 were $21 and $0, respectively. In addition, amounts due from VCG as of September 30, 2022 and December 31, 2021 were $25 and $0, respectively.

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $19 and $22, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $56 and $23, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to VEP as of September 30, 2022 and December 31, 2021 were $18 and $0, respectively.

The Company had other related party transactions with companies owned by Vista Equity Partners that are immaterial individually and in aggregate to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled "Forward-Looking Statement" included in this Quarterly Report on Form 10-Q and the sections titled “Risk Factors” and "Forward-Looking Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Unless the context otherwise requires, the terms “Company,” “Integral Ad Science Holding Corp.,” “IAS,” “we,” “us,” “our,” or similar terms refer to Integral Ad Science Holding LLC and its consolidated subsidiaries before the corporate conversion, and Integral Ad Science Holding Corp. and, where appropriate, its subsidiaries after the Corporate Conversion.

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

Our pre-bid and post-bid verification solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile in-app, social, and CTV platforms. Our pre-bid programmatic solution is directly integrated with DSPs to help optimize return on ad spend (“ROAS”) by directing advertising budgets to the best available inventory. With our Context Control solution, advertisers can leverage more than 300 contextual segments from the Company on a pre-bid basis to avoid undesirable content or target towards content that is more suitable for their campaigns. Additionally, our Total Visibility® offering provides marketers with actionable insights to optimize their campaign spend and drive higher yield by focusing on the most efficient and cost effective pathways. Our solutions help hundreds of publishers globally deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted.

Macroeconomic and Geopolitical Conditions

Current adverse macroeconomic and geopolitical conditions, including the conflict in Ukraine, heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and the ongoing effects of the COVID-19 pandemic may adversely affect our results. In response to heightened levels of inflation in 2022, central banks, including the U.S. Federal Reserve and the European Central Bank, have increased interest rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The U.S. dollar may continue to strengthen against these foreign currencies if the Federal Reserve further raises the federal funds rate, which may result in downstream impacts to global exchange rates and further adverse impacts to our reported results.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns or unstable market conditions cause advertisers to decrease their advertising budgets, which in turn reduces spend though our platform.

Throughout the COVID-19 pandemic, we have had sufficient liquidity and capital resources to continue to meet our operating needs and service our debt. However, if macroeconomic conditions deteriorate or there are unforeseen developments with respect to the current COVID-19 pandemic our results of operations may be adversely affected.

Our Business Model

We generate revenue based on the volume of purchased digital ads that our solution measures. Advertisers use our digital marketing solutions for ad viewability, brand safety, optimization, context control, and ad fraud prevention. Advertisers pay us based on the total volume of impressions, which is our primary contracting model. Certain contracts with advertisers have pricing with a minimum commitment and/or fixed fee, plus overage, based on a predetermined number of impressions. We maintain an expansive set of integrations across the digital advertising ecosystem, including with leading programmatic and social platforms, which enables us to cover all key channels, formats and devices. We generate revenue from sell-side customers from contracts that are generally for twelve-month terms (with an auto renewal provision), and a fixed fee each month (tied to a total number of impressions), and an overage cost per thousand impressions ("CPM") that is applied when impressions exceed the impression threshold for a particular tier.

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

Expand Customer Base Internationally

Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, macroeconomic conditions, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. We believe that the Latin America and the APAC regions may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and other established markets such as Australia and Japan, and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.

Seasonality

We experience fluctuations in revenue that coincide with seasonal fluctuations in the digital ad spending of our customers. The global advertising industry experiences seasonal trends that affect the vast majority of participants in the digital advertising ecosystem. Most notably, advertisers have historically spent relatively more in the fourth quarter of the calendar year to coincide with the holiday shopping season, and relatively less in the first quarter of each calendar year. We expect these seasonality trends to continue, and our ability to manage our resources in anticipation of these trends will affect our operating results. Consequently, the fourth quarter of each calendar year usually reflects the highest level of measurement activity, and the first quarter of each calendar year reflects the lowest level of activity. Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our clients’ spending on advertising campaigns and macroeconomic conditions. While our revenue is highly re-occurring, seasonal fluctuations in ad spend may impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of the business.

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

The following table sets forth our key performance indicators for the periods set forth below:

(as of the end of the period)	September 30,
	2022	2021
Net revenue retention of advertising customers (%)	120%	129%
Total advertising customers	2,152	2,045
Total number of large advertising customers	184	183

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

Our net revenue retention of advertising customers decreased from 129% as of September 30, 2021 to 120% as of September 30, 2022. The decrease in the net revenue retention of advertising customers as of September 30, 2021 compared to September 30, 2022 was primarily due lower revenue growth during the trailing-twelve-month period of 25% in 2022 compared to 34% in 2021.

Total advertising customers

We view the number of advertising customers as a key indicator of our scale and growth and the adoption of our platform. We determine our number of advertising customers by counting the total number of advertiser accounts who have spent at least $3,000 in the trailing-twelve-months. The total number of advertising customers has limitations as an operating metric as it does not reflect the product mix chosen by our advertising customers, the order frequency, or the purchasing behavior of our advertising customers. Because of these and other limitations, we consider, and you should consider, total advertising customers in conjunction with our other metrics, including net revenue retention, net income (loss), adjusted EBITDA, and average revenue per advertising customer.

Total number of large advertising customers

Historically, our revenue has been driven primarily by a subset of large advertising customers who have leveraged our platform substantially from a usage standpoint. We determine our total number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 in the trailing-twelve-month period. We believe the recruitment and cultivation of large advertising customers contributes to our long-term success. Our total number of large advertising customers increased from 183 as of September 30, 2021 to 184 as of September 30, 2022.

Components of Results of Operations

Revenue

We derive revenue primarily from advertisers and programmatic services offered through a demand side platform to our customers across the digital advertising platform, which is our performance obligation. Fees associated with our contracts include impression-based fees driven by impression volume and a CPM.

We deliver our products and solutions to serve two customer types (i) buy-side (advertisers and agencies) and (ii) sell-side (publishers, advertising/audience networks, and supply side platforms). We generally generate revenue by charging a CPM based on the volume of purchased digital ads that we measure and optimize on behalf of these customers. There are no separate fees to access our platform. Depending on our customer needs, our contracts have (i) usage-based pricing, (ii) monthly, quarterly or annual minimum commitments, or (iii) fixed fees. Usage based pricing is our primary contracting model. For these minimum commitment contracts, if a customer uses fewer impressions than the minimum, there are no discounts or prorating to adjust the minimum fees, and if a customer uses more impressions than the minimum, an overage fee is applied on such usage.

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

General and administrative. General and administrative expense consists of personnel costs, including salaries, bonuses, equity-based compensation, and employee benefits costs for our executive, finance, legal, human resources, information technology, and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services, allocated facilities costs, and travel and entertainment primarily related to intra-office travel and conferences.

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

Foreign exchange loss, net. Foreign exchange loss, net, is impacted by movements in exchange rates and the amount of foreign-currency denominated cash, receivables, intercompany balances, and payables, which are impacted by our billings to customers, payments to sellers and intercompany transactions.

Interest expense, net

Interest expense, net. Interest expense consists primarily of interest payments on our outstanding borrowings under our Prior Credit Agreement (as defined below), New Credit Agreement (as defined below) and amortization of related debt issuance costs net of interest income.

Employee retention tax credit

Employee retention tax credit. Employee retention tax credit was recognized in connection with our submission for employee retention credits under the CARES Act.

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

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands except percentages)
Revenue	$101,343	$79,014	$290,913	$221,041
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	19,171	13,845	53,864	38,191
Sales and marketing	28,190	19,578	77,961	62,990
Technology and development	19,459	14,609	54,071	47,554
General and administrative	20,150	16,081	56,081	57,670
Depreciation and amortization	12,617	16,100	37,585	45,098
Foreign exchange loss, net	4,064	5	3,503	407
Total operating expenses	103,651	80,218	283,065	251,910
Operating income (loss)	(2,308)	(1,204)	7,848	(30,869)
Interest expense, net	(2,619)	(5,753)	(5,859)	(17,880)
Employee retention tax credit	6,981	—	6,981	—
Loss on extinguishment of debt	—	(3,721)	—	(3,721)
Net income (loss) before income taxes	2,054	(10,678)	8,970	(52,470)
(Provision) benefit from income taxes	(1,287)	898	(5,083)	4,855
Net income (loss)	$767	$(9,780)	$3,887	$(47,615)
Net income (loss) margin	1%	(12)%	1%	(22)%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	19%	18%	19%	17%
Sales and marketing	28%	25%	27%	28%
Technology and development	19%	18%	19%	22%
General and administrative	20%	20%	19%	26%
Depreciation and amortization	12%	20%	13%	20%
Foreign exchange loss, net	4%	—%	1%	—%
Total operating expenses	102%	102%	97%	114%
Operating income (loss)	(2)%	(2)%	3%	(14)%
Interest expense, net	(3)%	(7)%	(2)%	(8)%
Employee retention tax credit	7%	—%	2%	—%
Loss on extinguishment of debt	—%	(5)%	—%	(2)%
Net income (loss) before income taxes	2%	(14)%	3%	(24)%
(Provision) benefit from income taxes	(1)%	1%	(2)%	2%
Net income (loss)	1%	(12)%	1%	(22)%

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	$ change	% change
(in thousands except percentages)
Revenue	$101,343	$79,014	$22,329	28%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	19,171	13,845	5,326	38%
Sales and marketing	28,190	19,578	8,612	44%
Technology and development	19,459	14,609	4,850	33%
General and administrative	20,150	16,081	4,069	25%
Depreciation and amortization	12,617	16,100	(3,483)	(22)%
Foreign exchange loss, net	4,064	5	4,059	81178%
Total operating expenses	103,651	80,218	23,433	29%
Operating income (loss)	(2,308)	(1,204)	(1,104)	92%
Interest expense, net	(2,619)	(5,753)	3,134	(54)%
Employee retention tax credit	6,981	—	6,981	100%
Loss on extinguishment of debt	—	(3,721)	$3,721	(100)%
Net income (loss) before income taxes	2,054	(10,678)	12,732	(119)%
(Provision) benefit from income taxes	(1,287)	898	(2,185)	(243)%
Net income (loss)	$767	$(9,780)	$10,547	(108)%

Revenue

Total revenue increased by $22.3 million, or 28%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

	Three Months Ended September 30,
	2022	2021	$ change	% change
(in thousands)
Programmatic revenue	$47,067	$33,723	$13,344	40%
Advertiser direct revenue	38,955	34,444	4,511	13%
Supply side revenue	15,321	10,847	4,474	41%
Total revenue	$101,343	$79,014	$22,329	28%

Total revenue increased primarily due to a significant increase in our programmatic revenue of $13.3 million, or 40%, attributable to growth in volume of impressions of 28% and an increase of 9% in average CPMs. The increase in average CPMs was attributable to significant growth of our Context Control solution. Revenue from our advertiser direct customers increased by $4.5 million, or 13%, reflecting growth in volume of impressions of 13%, as well as increased growth from our customer base. Revenue from our supply side customers increased by $4.5 million, or 41%, primarily due to the impact of the acquisition of Publica.

Operating expenses

Cost of Revenue. Cost of revenue increased by $5.3 million, or 38%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was driven by a $2.5 million increase in data center and hosting fees resulting from overall revenue growth and migration of data centers to Amazon Web Services cloud, an increase of $2.3 million in revenue share to our DSP partners on account of our growth in programmatic revenue, an increase in compensation expenses of $0.3 million and $0.2 million of stock-based compensation expense, due to increased headcount.

Sales and marketing. Sales and marketing expenses increased by $8.6 million, or 44%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily due to an increase in compensation expenses of $3.0 million to support our growth and international expansion, $2.0 million in stock-based compensation expense, an increase in sales commissions of $1.3 million due to higher revenue growth, $0.2 million related to other staff related costs, an increase in restructuring severance costs of $0.3 million, an increase of $0.5 million in marketing and advertising expenses, an increase of $0.8 million in travel expenses and an increase of $0.3 million in software license fees.

Technology and development. Technology and development expenses increased by $4.9 million, or 33%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily due to a $1.3 million increase in stock-based compensation expense, an increase in compensation expenses of $2.7 million, an increase in hosting and license fees of $0.8 million to support our growth, $0.2 million due to higher allocation of overhead costs, and an increase in restructuring severance costs of $0.2 million. This was offset by decreases related to professional fees of $0.3 million.

General and administrative. General and administrative expenses increased by $4.1 million, or 25%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was primarily due to $2.7 million stock-based compensation expense, an increase in compensation expenses of $2.2 million due to increased headcount, an increase of $1.7 million in professional fees incurred for audit, tax, legal and other services, an increase in travel and entertainment costs of $0.2 million, and an increase of $0.2 million for software licenses and computer maintenance. This was offset by a decrease of $1.3 million related to acquisition costs, a decrease in insurance costs of $0.4 million related to public company costs, $0.4 million due to decreased lease expense, $0.2 million due to lower allocation of overhead costs, and a decrease for bad debt reserves of $0.5 million.

Depreciation and amortization. Depreciation and amortization expenses decreased by $3.5 million, or 22%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This decrease results from decreased depreciation of our property and equipment of $0.2 million and decreased amortization of our intangible assets of $3.7 million, resulting from the use of the accelerated method to amortize the asset. This was partially offset by amortization expense related to our internal-use software, which increased $0.4 million in the three months September 30, 2022 as compared to the three months ended September 30, 2021.

Foreign exchange loss, net. Foreign exchange loss, net increased by $4.1 million, or 81,178%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase results from fluctuations primarily attributable to the currency movements between the British Pound and Euro relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense decreased by $3.1 million, or 54%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease in interest expense was primarily attributable to partial repayment of our long-term debt of $10.0 million, net and a reduction in the interest rates as a result of refinancing our debt.

Employee retention tax credit

Employee retention tax credit. Employee retention tax credit was $6,981 for the three months ended September 30, 2022 compared to no employee retention credit for the three months ended September 30, 2021. The employee retention tax credits were filed pursuant to the CARES Act.

Loss on extinguishment of debt

Loss on extinguishment of debt. There was no loss on extinguishment of debt for the three months ended September 30, 2022 compared to $3.7 million for the three months ended September 30, 2021. The loss was incurred in the prior year in connection with the repayment of outstanding debt under our Prior Credit Agreement.

(Provision) benefit from income taxes

(Provision) benefit from income taxes. Provision (benefit) from income taxes increased by $2.2 million, or 243%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The tax provision increased mainly due to higher book income for the three months ended September 30, 2022, and executive compensation as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company and discrete items, including stock-based compensation.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30, 2022
	2022	2021	$ change	% change
(in thousands except percentages)
Revenue	$290,913	$221,041	$69,872	32%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	53,864	38,191	15,673	41%
Sales and marketing	77,961	62,990	14,971	24%
Technology and development	54,071	47,554	6,517	14%
General and administrative	56,081	57,670	(1,589)	(3)%
Depreciation and amortization	37,585	45,098	(7,513)	(17)%
Foreign exchange loss, net	3,503	407	3,096	761%
Total operating expenses	283,065	251,910	31,155	12%
Operating income (loss)	7,848	(30,869)	38,717	(125)%
Interest expense, net	(5,859)	(17,880)	12,021	(67)%
Employee retention tax credit	6,981	—	6,981	100%
Loss on extinguishment of debt	—	(3,721)	3,721	(100)%
Net income (loss) before income taxes	8,970	(52,470)	61,440	(117)%
(Provision) benefit from income taxes	(5,083)	4,855	(9,938)	(205)%
Net income (loss)	$3,887	$(47,615)	$51,502	(108)%

Revenue

Total revenue increased by $69.9 million, or 32%, for the three months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

	Nine Months Ended September 30,
	2022	2021	$ change	% change
(in thousands)
Programmatic revenue	$135,537	$92,090	$43,447	47%
Advertiser direct revenue	110,210	102,323	7,887	8%
Supply side revenue	45,166	26,628	18,538	70%
Total revenue	$290,913	$221,041	$69,872	32%

Total revenue increased primarily due to a significant increase in our programmatic revenue of $43.4 million, or 47%, attributable to growth in volume of impressions of 29% and an increase of 14% in average CPMs. The increase in average CPMs was attributable to significant growth of our Context Control solution. Revenue from our advertiser direct customers increased $7.9 million, or 8%, reflecting growth in volume of impressions of 8% as well as increased growth from our customer base. Revenue from our supply side customers increased $18.5 million, or 70%, primarily due to the impact of the acquisition of Publica.

Operating expenses

Cost of Revenue. Cost of revenue increased by $15.7 million, or 41%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was driven by a $7.1 million increase in data center and hosting fees resulting from overall revenue growth and migration of data centers to Amazon Web Services cloud, an increase of $8.0 million in revenue share to our DSP partners on account of our growth in programmatic revenue, an increase in stock-based compensation expenses of $0.2 million and compensation expenses of $0.3 million to support our growth and international expansion.

Sales and marketing. Sales and marketing expenses increased by $15.0 million, or 24%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in sales commissions of $2.7 million due to higher revenue growth, an increase in compensation expenses of $8.3 million to support our growth and international expansion, an increase in recruiting expenses of $0.4 million, an increase in restructuring severance costs of $1.5 million, an increase of $2.1 million in marketing and advertising expenses, increase in software license fees of $0.5 million, subscriptions of $0.3 million, telecommunications expenses of $0.3 million and an increase of $1.4 million in travel expenses. These increases were partially offset by a decrease of $2.6 million in stock-based compensation expense, which was higher in the nine months ended September 30, 2021 due to the modification of the Company's stock awards at the time of the IPO and the charge recognized for all vested options.

Technology and development. Technology and development expenses increased by $6.5 million, or 14%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in compensation expenses of $7.2 million, an increase in hosting and license fees of $1.2 million to support our growth, an increase in professional fees of $0.8 million, and $0.4 million due to higher allocation of overhead costs. These increases were partially offset by $1.9 million in stock-based compensation expense, which was higher in the nine months ended September 30, 2021 due to the modification of the Company's stock awards at the time of the IPO and the charge recognized for all vested options, and a decrease of $1.1 million related to restructuring severance costs.

General and administrative. General and administrative expenses decreased by $1.6 million, or 3%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease was primarily due to higher stock-based compensation expense of $12.3 million in the nine months ended September 30, 2021 due to the modification of the Company's stock awards at the time of the IPO and the charge recognized for all vested options, a decrease in facilities expenses of $1.0 million due to the sublease of the facility previously used as our New York corporate headquarters, a decrease in acquisition costs of $1.9 million, a decrease in reserves for bad debts of $0.1 million, higher allocation of overhead costs of $0.3 million, and a decrease in IPO related professional fees of $1.3 million incurred during the nine months ended September 30, 2021. This decrease was offset by increases in compensation expenses of $4.9 million due to increased headcount, an increase in recruiting expenses of $0.7 million, an increase in insurance costs of $2.3 million related to public company costs, an increase of $4.9 million in professional fees incurred for audit, tax, legal and other services, an increase of $1.1 million for software licenses and computer maintenance, an increase of $0.5 million in travel expenses, and an increase of $1.0 million for restructuring severance costs.

Depreciation and amortization. Depreciation and amortization expenses decreased by $7.5 million, or 17%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease results from decreased depreciation of our property and equipment of $0.7 million and decreased amortization of our intangible assets of $8.0 million, resulting from the use of the accelerated method to amortize the asset. These decreases were partially offset by an increase in amortization expense related to our internal-use software of $1.2 million.

Foreign exchange loss, net. Foreign exchange loss, net increased $3.1 million, or 761% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The loss results from fluctuations primarily attributable to the currency movements between the British Pound and Euro relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense decreased by $12.0 million, or 67%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease in interest expense was primarily attributable to reduced Paid in Kind ("PIK") interest expense of $0.4 million and a decrease in interest expense by $11.5 million due to partial repayment of our long-term debt of $110.0 million, net and a reduction in the interest rates as a result of refinancing our debt.

Employee retention tax credit

Employee retention tax credit. Employee retention tax credit was $7.0 million for the nine months ended September 30, 2022 compared to no employee retention tax credit for the nine months ended September 30, 2021. The employee retention tax credits were filed pursuant to the CARES Act.

Loss on extinguishment of debt

Loss on extinguishment of debt. There was no loss on extinguishment of debt for the nine months ended September 30, 2022 compared to $3.7 million for the nine months ended September 30, 2021. The loss was incurred in the prior year in connection with the repayment of outstanding debt under our Prior Credit Agreement.

(Provision) benefit from income taxes

(Provision) benefit from income taxes. (Provision) benefit from income taxes increased by $9.9 million, or 205%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The tax provision increased mainly due to higher book income for the nine months ended September 30, 2022, non-deductible executive compensation as the Company became subject to the provisions of Section 162(m) of the Internal Revenue Code as a result of becoming a public company, and discrete items, including executive compensation.

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

The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with U.S. GAAP and should be read only in conjunction with financial information presented on a U.S. GAAP basis. Reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to their most directly comparable U.S. GAAP financial measures, net income (loss) and corresponding margin, are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$767	$(9,780)	$3,887	$(47,615)
Depreciation and amortization	12,617	16,100	37,585	45,098
Stock-based compensation	14,247	8,141	33,107	49,673
Interest expense, net	2,619	5,753	5,859	17,880
Provision (benefit) from income taxes	1,287	(898)	5,083	(4,855)
Acquisition, restructuring and integration costs	1,518	2,314	4,396	4,893
IPO readiness costs	—	56	—	1,094
Loss on extinguishment of debt	—	3,721	—	3,721
Foreign currency transaction gains	4,064	—	3,551	—
Employee retention tax credit	(6,981)	—	(6,981)	—
Impairment of assets	6	—	55	—
Adjusted EBITDA	$30,144	$25,407	$86,542	$69,889
Revenue	$101,343	$79,014	$290,913	$221,041
Net income (loss) margin	1%	(12)%	1%	(22)%
Adjusted EBITDA margin	30%	32%	30%	32%

Liquidity and Capital Resources

General

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $73.6 million, which was held for working capital purposes, as well as the $65.0 million available balance under our New Revolver, described further below. We expect that our cash and cash equivalents on hand at September 30, 2022 will enable us to continue to make investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We believe our existing cash and cash equivalents, availability under our New Revolver and cash provided by operations will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months and beyond. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings and, continued market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees for our subscriptions, which is later recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2022 and December 31, 2021, we had deferred revenue of $0.3 million and $0.2 million, respectively, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

On September 29, 2021, we entered into a new credit agreement with various lenders (the “New Credit Agreement” or the “New Revolver”), which provides for an initial $300.0 million in commitments for revolving credit loans, which amount may be increased or decreased under specific circumstances, with a $30.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. In addition, the New Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings under the New Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the New Credit Agreement.

The interest rates applicable to revolving borrowings under the New Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, and (c) the Adjusted LIBOR (subject to a floor of 0.0%) for a one month Interest Period (each term as defined in the New Credit Agreement) plus 1%, or (y) the Adjusted LIBOR (subject to a floor of 0.0%) equal to the LIBOR (as defined in the New Credit Agreement) for the applicable Interest Period multiplied by the Statutory Reserve Rate (each term as defined in the New Credit Agreement) or (ii) in the case of RFR Loans (as defined in the New Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the New Credit Agreement) or (y) the applicable Term RFR (as defined in the New Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the New Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for LIBOR loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the New Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the New Credit Agreement). The interest rate at September 30, 2022 was 4.6%.

The New Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the New Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the New Credit Agreement) of 2.50 to 1.00. As of September 30, 2022, the Company was in compliance with all covenants contained in the New Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$47,560	$37,656
Net cash used in investing activities	(12,472)	(176,851)
Net cash (used in) provided by financing activities	(29,195)	153,207
Net increase in cash and cash equivalents, and restricted cash	$5,893	$14,012
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(5,396)	(2,042)
Cash, cash equivalents, and restricted cash, at beginning of period	76,078	54,721
Cash, cash equivalents and restricted cash, at end of period	$76,575	$66,691

Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $47.6 million, resulting from a net income of $3.9 million adjusted for non-cash expenses of depreciation and amortization of $37.6 million, stock-based compensation of $33.1 million, foreign exchange losses of $3.5 million, bad debt expense of $0.6 million, amortization of debt issuance costs of $0.3 million partially offset by Employee retention tax credit of $7.0 million, a decrease in working capital of $24.0 million, and a deferred tax benefit of $0.7 million.

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

Investing Activities

Cash used in investing activities was $12.5 million for the nine months ended September 30, 2022, reflecting capitalized costs related to our internal use software of $10.0 million, payment of $1.6 million for Context and Amino Payments acquisitions, and the purchase of property and equipment of $0.9 million.

Cash used in investing activities was $176.9 million for the nine months ended September 30, 2021, reflecting payment for the acquisition of Publica, net of acquired cash of $166.2 million, capitalized costs related to our internal use software of $10.0 million and the purchase of property and equipment of $0.6 million.

Financing Activities

Cash used in financing activities was $29.2 million for the nine months ended September 30, 2022, reflecting cash paid for share repurchases of $23.7 million, a repayment of outstanding short-term debt of $1.8 million, repayment of outstanding long-term debt of $25.0 million, offset by proceeds from issuance of debt of $15.0 million, proceeds of $5.9 million in stock options exercised and cash received from the ESPP of $0.4 million.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through March 2027 and the total non-cancelable payments under these leases were $28.7 million as of September 30, 2022. Total non-cancelable purchase commitments related to hosting services as of September 30, 2022 were $110.5 million for periods through 2026. The New Revolver matures in 2026.

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

The JOBS Act also permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., U.K., France, Germany, Italy, Singapore, Australia, France, Japan, and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2022, the U.S. dollar has significantly strengthened against the Euro, and the British pound sterling, resulting in a $3.6 million foreign exchange loss, net. The U.S. dollar may continue to strengthen against these foreign currencies if the Federal Reserve further raises the federal funds rate, which may result in downstream impacts to global exchange rates and further adverse impacts to our reported results. During the nine months ended September 30, 2022, a hypothetical 10% increase of the exchange rate between the U.S. Dollar and foreign currencies applicable to our business, with the U.S. Dollar strengthening, would have resulted in a negative impact on net income of approximately $5.0 million.

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

The Federal Reserve may further raise the federal funds rate, which may result in downstream impacts to global exchange rates and further adverse impacts to our reported results. At September 30, 2022, we had total outstanding debt of

$235.0 million under our New Revolver. Rising interest rates have also resulted in an increase in our interest rate to 4.6% at September 30, 2022 compared to 3.1% at June 30, 2022. Based on these amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $2.4 million or a benefit of $2.4 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2022.

Our Chief Executive Officer and interim principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our purchases of our common stock made during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	—	—
August 1 through August 31	—	$—	—	—
September 1 through September 30	3,080,061	$7.68	—	—
Total	3,080,061	$7.68	—	—

(1) Consists of shares of our common stock purchased in a single open market transaction.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On November 10, 2022, the Company announced that its board of directors (“Board”) appointed Tania Secor as Chief Financial Officer of the Company, effective December 5, 2022.

Most recently, Ms. Secor, age 50, served as Global Chief Financial Officer of R/GA and Reprise, Interpublic Group of Companies, Inc.’s (NYSE: IPG) digital innovation and digital media agencies, respectively, since July 2018. Prior to that, Ms. Secor served as Senior Vice President, Finance of Medidata Solutions from August 2015 to September 2016. Ms. Secor also served as Chief Financial Officer of Dataminr, Inc. from November 2013 to June 2015 and Chief Financial Officer of Gerson Lehrman Group from December 2011 to November 2013. Additionally, Ms. Secor served on the Advisory Board of Rocketrip, Inc. from April 2017 to September 2020. Ms. Secor holds an M.B.A. from Columbia Business School and a B.A. from Columbia College.

In connection with Ms. Secor’s appointment as Chief Financial Officer, the Company and Ms. Secor entered into an employment agreement, dated September 11, 2022 (as amended on October 21, 2022, the “Employment Agreement”), which will become effective on December 5, 2022. Pursuant to the terms of the Employment Agreement, Ms. Secor will receive an annual salary of $500,000; be eligible for an annual bonus, with a target opportunity of 100% of her base salary, based on achievement of performance goals established by the Board, and, beginning in 2023, be eligible for an annual equity grant with an aggregate target value equal to $3,000,000, calculated in the ordinary manner of the Company. Ms. Secor will also receive a signing bonus of $500,000, which will be paid in February 2023 (the “Signing Bonus”), provided that Ms. Secor has not resigned without Good Reason or been terminated by the Company for Cause (each as defined in the Employment Agreement). In addition, the Signing Bonus will be subject to repayment in the event that Ms. Secor resigns without Good Reason within one year of the start date provided in the Employment Agreement. Pursuant to the Employment Agreement, Ms. Secor will receive an equity grant with an aggregate value of $4,000,000 to be awarded as follows: (i) 50% as RSUs and (ii) 50% as MSUs (the “Equity Grant”). The Equity Grant will vest over a four year period, with 25% vesting on the first anniversary of the grant date, and the balance in 12 equal installments of 6.25% each quarter, with the amount of shares earned upon vesting of the MSUs subject to performance vesting conditions, and in each case, subject to Ms. Secor’s continued employment through the applicable vesting date. In the event that a Change in Control (as defined in the the Company’s 2021 Omnibus Incentive Plan) occurs within 12 months of Ms. Secor’s start date, the first 25% of the Equity Grant scheduled to vest on the first anniversary of the grant date will become vested immediately upon such Change in Control. Ms. Secor will also be eligible to participate in the Company’s employee benefit plans available to its employees, subject to the terms of those plans. The Employment Agreement provides that upon a termination of Ms. Secor’s employment by the Company without Cause or by Ms. Secor for Good Reason not in connection with a Change in Control, subject to Ms. Secor’s execution of a fully effective release of claims in favor of the Company and continued compliance with applicable restrictive covenants, Ms. Secor will receive (i) base salary continuation payments, (ii) subject to Ms. Secor’s election and continued eligibility, payment or reimbursement of a portion of continuation coverage premiums under the Company’s group health plans pursuant to COBRA, in each case of (i) and (ii), for 12 months following such termination date, and (iii) at the sole discretion of the Board, a pro-rated portion of any bonus that may have been awarded to Ms. Secor during the fiscal year in which such termination occurs at the same performance payout as the pool for other senior executives, but not greater than 100%. The Employment Agreement includes customary confidentiality, non-compete and non-solicitation provisions.

There are no family relationships between Ms. Secor and any director or executive officer of the Company, and the Company is not aware of any transactions with Ms. Secor that are reportable pursuant to Item 404(a) of Regulation S-K.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement and Amendment No. 1 thereto, which are filed herewith as Exhibits 10.1 and 10.2 and incorporated by reference herein in their entirety.

In addition, on November 8, 2022, the Board delegated the responsibilities of principal financial officer of the Company to Mr. Anil Sukumaran on an interim basis, until Ms. Secor joins the Company on December 5, 2022. Mr. Sukumaran, age 42, has been the Company’s Chief Accounting Officer since January 2021. He joined the Company from Newmark Knight Frank, where he was the Chief Accounting Officer from July 2019 through January 2021. Prior to that, Mr. Sukumaran worked with Roivant Sciences in various positions from October 2017 to July 2019.

ITEM 6.    EXHIBITS

    The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of Integral Ad Science Holding Corp., dated June 29, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 2, 2021).

3.2	Bylaws of Integral Ad Science Holding Corp., dated June 29, 2021 (incorporated by reference to the Company’s Exhibit 3.2 to the Company’s Form 8-K filed on July 2, 2021).

10.1	Employment Agreement dated as of September 11, 2022, by and between Integral Ad Science, Inc. and Tania Secor

10.2	Amendment No. 1 to Employment Agreement, dated as of October 21, 2022, by and between Integral Ad Science, Inc. and Tania Secor

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the interim principal financial officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2**	Certification of the interim principal financial officer pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Ad Science Holding Corp. (Registrant)

Date: November 10, 2022	By:	/s/ Anil Sukumaran
Anil Sukumaran
Chief Accounting Officer (Interim Principal Financial Officer and Principal Accounting Officer)