Form 10-K/A
period 2022-12-31
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2023-05-04
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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

Not applicable 1
(Address of Principal Executive Offices)	(Zip Code)
(646)
278-4871
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IAS	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of the Annual Report on Form
10-K
for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 2, 2023, has been incorporated by reference from the Registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on April 10, 2023.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: New York, New York

1	Any stockholder or other communication required to be sent to our principal executive offices may be directed to our mailing address: 99 Wall Street, #1950, New York, NY 10005.

EXPLANATORY NOTE
Integral Ad Science Holding Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2023 (the “Original Filing”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation
S-K.
In accordance with interpretation 246.13 in the Regulation
S-K
section of the SEC’s “Compliance & Disclosure Interpretations,” this Amendment contains only the cover page, this explanatory note, the exhibits listing, the signature page and paragraphs 1, 2, 4 and 5 of the revised Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended. No other changes have been made to the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the
Original
Filing and does not modify or update those disclosures in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
3. Exhibits
The following exhibits are filed as part of this Amendment.
Exhibit Index.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2022.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2022.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this
Report
to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2023	Integral Ad Science Holding Corp.

	By:	/s/ Tania Secor
Name: Tania Secor
Title: Chief Financial Officer