Form 10-Q
period 2023-06-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2023-08-03
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

12 E 49th Street, 20th Floor New York, NY 10017
(Address of principal executive offices, including zip code)
(646) 278-4871
(Registrant’s telephone number, including area code)

99 Wall Street, #1950, New York, NY 100051
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 1, 2023, the Registrant had 156,650,162 shares of common stock, $0.001 par value, outstanding.
1Former mailing address.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$98,799	$86,877
Restricted cash	70	45
Accounts receivable, net	73,187	67,884
Unbilled receivables	39,460	41,550
Prepaid expenses and other current assets	11,766	24,761
Due from related party	20	29
Total current assets	223,302	221,146
Property and equipment, net	3,837	2,412
Internal use software, net	31,746	23,642
Intangible assets, net	198,273	217,558
Goodwill	674,866	674,094
Operating lease right-of-use assets	23,572	22,787
Deferred tax asset, net	1,743	2,020
Other long-term assets	4,711	5,024
Total assets	$1,162,050	$1,168,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,322	$60,799
Due to related party	13	122
Deferred revenue	431	99
Operating lease liabilities, current	7,982	6,749
Total current liabilities	58,748	67,769
Net deferred tax liability	7,972	45,495
Long-term debt	193,493	223,262
Operating lease liabilities, non-current	22,461	22,875
Other long-term liabilities	1,162	1,066
Total liabilities	283,836	360,467
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2023; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 156,279,075 and 153,990,128 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	156	154
Additional paid-in-capital	867,490	810,186
Accumulated other comprehensive loss	(1,971)	(2,899)
Retained earnings	12,539	775
Total stockholders’ equity	878,214	808,216
Total liabilities and stockholders’ equity	$1,162,050	$1,168,683

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2023	2022	2023	2022
Revenue	$113,651	$100,328	$219,743	$189,570
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	23,819	18,132	45,501	34,693
Sales and marketing	31,702	26,691	57,962	49,771
Technology and development	21,110	17,624	36,639	34,611
General and administrative	42,339	19,137	63,062	35,932
Depreciation and amortization	13,521	12,510	26,346	24,968
Foreign exchange gain, net (1)	(631)	(512)	(1,147)	(561)
Total operating expenses	131,860	93,582	228,363	179,414
Operating income (loss)	(18,209)	6,746	(8,620)	10,156
Interest expense, net	(3,221)	(1,814)	(6,638)	(3,240)
Net income (loss) before income taxes	(21,430)	4,932	(15,258)	6,916
Benefit (provision) from income taxes	29,107	(2,971)	26,081	(3,796)
Net income	$7,677	$1,961	$10,823	$3,120
Net income per share – basic and diluted	$0.05	$0.01	$0.07	$0.02
Weighted average shares outstanding:
Basic	155,425,264	155,140,684	155,267,531	154,812,037
Diluted	162,634,310	156,973,684	160,850,434	157,309,858
Other comprehensive income (loss):
Foreign currency translation adjustments	(221)	(6,996)	928	(7,970)
Total comprehensive income (loss)	$7,456	$(5,035)	$11,751	$(4,850)

(1) Prior period amounts have been reclassified to conform to current period presentation.
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2023

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, April 1, 2023	154,811,980	$154	$824,498	$(1,750)	$4,862	$827,764
RSUs and MSUs vested	1,218,542	2	—	—	—	2
Option exercises	248,553	—	2,878	—	—	2,878
Stock-based compensation	—	—	40,114	—	—	40,114
Foreign currency translation adjustment	—	—	—	(221)	—	(221)
Net income	—	—	—	—	7,677	7,677
Balance, June 30, 2023	156,279,075	$156	$867,490	$(1,971)	$12,539	$878,214

Six Months Ended June 30, 2023

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, January 1, 2023	153,990,128	$154	$810,186	$(2,899)	$775	$808,216
RSUs and MSUs vested	1,590,282	2	—	—	—	2
Option exercises	587,502	—	4,993	—	—	4,993
ESPP purchase	111,163	—	882	—	—	882
Stock-based compensation	—	—	51,429	—	—	51,429
Foreign currency translation adjustment	—	—	—	928	—	928
Adoption of ASC 326, net of tax	—	—	—	—	941	941
Net income	—	—	—	—	10,823	10,823
Balance, June 30, 2023	156,279,075	$156	$867,490	$(1,971)	$12,539	$878,214

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2022

	Common Stock
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance, April 1, 2022	155,016,271	$155	$792,616	$(1,289)	$(13,441)	$778,041
RSUs vested	277,119	—	—	—	—	—
Option exercises	205,314	—	850	—	—	850
Stock-based compensation	—	—	10,709	—	—	10,709
Foreign currency translation adjustment	—	—	—	(6,996)	—	(6,996)
Net income	—	—	—	—	1,961	1,961
Balance, June 30, 2022	155,498,704	$155	$804,175	$(8,285)	$(11,479)	$784,566

Six Months Ended June 30, 2022

	Common Stock
(IN THOUSANDS, EXCEPT UNITS AND SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance, January 1, 2022	154,398,495	$154	$781,951	$(315)	$(14,600)	$767,190
RSUs vested	289,213	—	—	—	—	—
Option exercises	810,996	1	3,381	—	—	3,382
Stock-based compensation	—	—	18,843	—	—	18,843
Foreign currency translation adjustment	—	—	—	(7,970)	—	(7,970)
Net income	—	—	—	—	3,120	3,120
Balance, June 30, 2022	155,498,704	$155	$804,175	$(8,285)	$(11,479)	$784,566

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(IN THOUSANDS)	2023	2022
Cash flows from operating activities:
Net income	$10,823	$3,120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,346	24,968
Stock-based compensation	51,741	18,860
Foreign currency gain, net	(1,239)	—
Deferred tax benefit	(37,535)	(728)
Amortization of debt issuance costs	232	232
Allowance for credit losses	1,254	485
Impairment of assets	—	49
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,483)	(9,654)
Decrease in unbilled receivables	2,272	1,639
Decrease (increase) in prepaid expenses and other current assets	12,619	(4,560)
Decrease (increase) in operating leases, net	25	(223)
Decrease (increase) in other long-term assets	4	(326)
Decrease in accounts payable and accrued expenses	(10,225)	(10,986)
Increase in deferred revenue	350	221
Increase (decrease) in due to/from related party	(118)	108
Net cash provided by operating activities	52,066	23,205
Cash flows from investing activities:
Payment for acquisitions, net of acquired cash	—	(1,604)
Purchase of property and equipment	(1,810)	(460)
Acquisition and development of internal use software and other	(14,928)	(6,124)
Net cash used in investing activities	(16,738)	(8,188)
Cash flows from financing activities:
Proceeds from the Revolver	75,000	—
Repayment of long-term debt	(105,000)	(10,000)
Repayment of short-term debt	—	(1,885)
Proceeds from exercise of stock options	4,993	3,381
Cash received from Employee Stock Purchase Program	1,409	—
Net cash used in financing activities	(23,598)	(8,504)
Net increase in cash, cash equivalents and restricted cash	11,730	6,513
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(142)	(2,246)
Cash, cash equivalents and restricted cash at beginning of period	89,671	76,078
Cash, cash equivalents and restricted cash at end of period	$101,259	$80,345
Supplemental Disclosures:
Cash paid during the period for:
Interest	$5,862	$3,025
Taxes	$5,609	$10,098
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$140	$338
Internal use software acquired included in accounts payable	$1,159	$1,130
Lease liabilities arising from right of use assets	$30,443	$28,222

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

1.    Description of business

Integral Ad Science Holding Corp. and its wholly-owned subsidiaries (together, the “Company” or "IAS"), formerly known as Kavacha Topco, LLC, is a leading global media measurement and optimization platform. The Company’s mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms. The Company’s media measurement and optimization platform provides actionable data and delivers independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, audio, gaming, and video. The Company’s Quality Impressions® is a proprietary metric that helps ensure media quality standards. To be counted as a Quality Impression, a digital ad must be viewable, by a real person rather than a bot, in a brand-safe and suitable environment within the correct geography. The viewability and invalid traffic filtration aspects of Quality Impression are accredited by the Media Rating Council across desktop and mobile platforms. The Company is an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. The Company helps advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.

The Company operates within the United States ("U.S.") in New York, California, and Illinois. Operations outside the U.S. include but are not limited to countries that include the United Kingdom ("U.K."), Ireland, France, Germany, Italy, Singapore, Australia, Japan, India and the Nordics.

2.    Basis of presentation and summary of significant accounting policies

This summary of significant accounting policies is presented to assist in understanding the Company’s condensed consolidated financial statements. These accounting policies have been consistently applied in the preparation of the condensed consolidated financial statements.

(a) Basis of presentation

The Company’s condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The accompanying interim condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive income (loss), of cash flows and of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020. There have been no significant changes to these policies, except for the adoption of Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," as disclosed in Note 2(g) and Note 2(i), that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the six months ended June 30, 2023. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2023.

During the year ended December 31, 2022, the Company reclassified foreign exchange loss, net from "General and administrative" expenses within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) as a separate line item "Foreign currency translation adjustments" presented on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Corresponding prior period amounts have also been reclassified to conform to current period presentation.

The Company is an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, Emerging Growth Companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an Emerging Growth Company or (ii) it affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. On June 30, 2023, the last day of our second fiscal quarter in 2023, the market value of our common stock held by non-affiliates exceeded $700,000. Accordingly, we will be deemed a large accelerated filer as of December 31, 2023. As such, we will no longer (i) qualify as an Emerging Growth Company, (ii) be able to take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with our Annual Report on Form 10-K for the year ending December 31, 2023 and (iii) be exempt from providing an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

(b) Basis of consolidation

The condensed consolidated financial statements include the accounts of Integral Ad Science Holding Corp. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include fair value of assets acquired in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets and internal use software, the allowance for doubtful accounts, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to high inflation, changes to fiscal and monetary policy, high interest rates, currency fluctuations, instability in the financial markets and banking industry, challenges in the supply chain, and disruptions in European economies as a result of the war in Ukraine and other geopolitical issues.

(d) Employee retention tax credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the "Appropriations Act") extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit beginning in March 2020 for qualified wages through June 2021 and filed a cash refund claim during the year ended December 31, 2022. The employee retention credit totaling $6,981 was included within Prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets as of December 31, 2022. As of June 30, 2023, substantially all of the tax credit receivable has received.

(e) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiaries is the currency of the primary economic environment in which they operate, which is their local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses including those on intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange gain (loss) in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

For the three months ended June 30, 2023, and 2022, foreign exchange gain, net consists of unrealized foreign exchange gains, net of $561 and $240, respectively, and realized transaction gains of $70 and $272, respectively. For the six months ended June 30, 2023, and 2022, foreign exchange gain, net consists of unrealized foreign exchange gains, net of $1,239 and $326, respectively, and realized transaction losses of $92 and gains of $235, respectively.

(f) Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$98,799	$86,877
Short term restricted cash	70	45
Long term restricted cash (held in other long-term assets)	2,390	2,749
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$101,259	$89,671

(g) Accounts receivable, net

Accounts receivable are carried at the original invoiced amount less an allowance for credit losses. The allowance is estimated by pooling accounts receivables based on similar risk characteristics, and expected credit loss exposure is evaluated for each accounts receivable pool. Invoices are typically issued with net 30-days to net 90-days terms. Account balances are considered delinquent if payment is not received by the due date, and the receivables are written off when deemed uncollectible. These costs are recorded in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss).

The activity in our allowance for credit losses consists of the following as of:

	June 30, 2023	June 30, 2022
Balance, beginning of period	$6,691	5,883
Additional provision	1,254	485
Receivables written off and impact of exchange rates	92	(678)
Adoption of ASC 326	(1,271)	—
Balance, end of period	$6,766	5,690
(h) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company used the following assumptions in valuing its market stock units ("MSUs"), shares granted under the Company's 2021 Employee Stock Purchase Program (the "ESPP"), time-based service options, which vest over a period of time subject to continued employment ("Time-Based Options"), and return target options ("Return-Target Options"), which vest upon a realized cash return of the equity investment of funds affiliated with Vista Equity Partners ("Vista"), the Company’s largest shareholder.

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

Fair value — Following the pricing of the Initial Public Offering, the Company’s shares have traded publicly, and accordingly the Company uses the applicable closing price of its common stock to determine fair value.

The Company used the following assumptions in valuing its stock-based compensation:

	June 30, 2023			June 30, 2022
Estimated fair value	$3.35	-	$21.05	$8.16	-	$14.43
Expected volatility (%)	60%	-	65%	65%	-	80%
Expected term (in years)	0.50	-	4.00	3.00	-	10.00
Risk-free interest rate (%)	3.63%	-	4.79%	0.46%	-	3.35%
Dividend yield	—			—

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

In March 2020, the FASB issued ASU 2020-4, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-4”) which was intended to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The amendments in ASU No. 2020-4 provide operational expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU No. 2020-4 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. On December 21, 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which defers the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848.

On June 23, 2023, the Company entered into the First Amendment to Credit Agreement, which changed the market interest rate indices that the Company can elect to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”). First Amendment to Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. As a result, as of June 30, 2023, the Company no longer has any contracts that reference LIBOR. The change in interest rate indices from LIBOR to SOFR had no impact on the three and six months ended June 30, 2023 as the LIBOR interest rate on outstanding borrowings on the amendment effective date remained in place through the end of June 2023. The Company adjusted the effective interest rate on outstanding borrowings on a prospective basis, which did not have an impact on the condensed consolidated financial statements.

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

3.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			June 30, 2023	December 31, 2022
Computer and office equipment	1	-	3 years	$3,898	$3,761
Computer software	3	-	5 years	218	218
Leasehold improvements	Various			2,215	1,060
Furniture	5 years			577	308
Total property and equipment				6,908	5,347
Less: accumulated depreciation				(3,071)	(2,935)
Total property and equipment, net				$3,837	$2,412

Depreciation expense of property and equipment for the three months ended June 30, 2023 and 2022 was $287 and $217, respectively. Depreciation expense of property and equipment for the six months ended June 30, 2023 and 2022 was $485 and $435, respectively.

4.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			June 30, 2023	December 31, 2022
Internal use software	3	-	5 years	$62,211	$47,658
Less: Assets written off				—	(199)
Less: Accumulated amortization				(30,465)	(23,817)
Total internal use software, net				$31,746	$23,642

Amortization expense for the three months ended June 30, 2023 and 2022 was $3,521 and $2,320, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $6,445 and $4,547, respectively.

5.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	June 30, 2023
	Estimated useful life (in years)			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,981	$(127,364)	$174,617	9.0 years
Developed technology	4	-	5 years	137,273	(122,039)	15,234	3.1 years
Trademarks	5	-	9 years	19,700	(11,312)	8,388	3.9 years
Favorable leases	6 years			198	(164)	34	1.0 year
Total				$459,152	$(260,879)	$198,273

	December 31, 2022
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,955	$(112,589)	$189,366	9.5 years
Developed technology	4	-	5 years	137,112	(118,650)	18,462	3.5 years
Trademarks	5	-	9 years	19,700	(10,021)	9,679	4.4 years
Favorable leases	6 years			198	(147)	51	1.5 years
Total				$458,965	$(241,407)	$217,558

Amortization expense related to intangibles for the three months ended June 30, 2023 and 2022 was $9,713 and $9,973, respectively. Amortization expense related to intangibles for the six months ended June 30, 2023 and 2022 was $19,416 and $19,986, respectively.

6.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2022	$674,094
Impact of exchange rates	772
Goodwill as of June 30, 2023	$674,866

7.    Accounts payable and accrued expenses and other long-term liabilities

Accounts payable and accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Accounts payable	$9,992	$10,487
Accrued payroll	7,211	12,623
Accrued professional fees	4,669	3,150
Accrued bonuses and commissions	11,229	16,527
Accrued revenue sharing	3,685	3,522
Taxes payable	2,499	3,130
Accrued hosting fees	3,975	5,949
Other accrued expenses	7,062	5,411
Total accounts payable and accrued expenses	$50,322	$60,799

Other long-term liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Security deposit received	$672	$672
Fin 48 liability	490	394
Total Other long-term liabilities	$1,162	$1,066

8.    Long-term debt

On September 29, 2021, the Company entered into a credit agreement with various lenders, which was amended on June 23, 2023 (as amended, the "Credit Agreement”). The Credit Agreement provides for an initial $300,000 in commitments for revolving credit loans (the “Revolver”), which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. During the six months ended June 30, 2023, the Company drew down $75,000 and paid down $105,000 on the Revolver.

Borrowings under the Credit Agreement are scheduled to mature on September 29, 2026. The Credit Agreement contains certain customary events of default including failure to make payments when due thereunder, and failure to observe or perform certain covenants.

The initial proceeds of the Revolver in September 2021, together with cash on hand, were used to repay the outstanding balance of the Term Loan and Revolving Loan under the prior credit agreement. In connection with the entry into the Revolver, the Company incurred costs of $2,318 that are included in Long-term debt, net, in the Condensed Consolidated Balance Sheets.

The interest rates for the Revolver under the Credit Agreement (i) for U.S. dollar loans are equal to the applicable rate for base rate loans ranging from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the Credit Agreement) denominated in sterling ranging from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7956% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on June 30, 2023 was 7.3%.

Any borrowings under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of June 30, 2023, the Company was in compliance with all covenants contained in the Credit Agreement.

	June 30, 2023	December 31, 2022
Revolver	$195,000	$225,000
Less: Unamortized debt issuance costs	(1,507)	(1,738)
Total carrying amount	$193,493	$223,262

Amortization of debt issuance costs for the three months ended June 30, 2023 and 2022 were $116, respectively. Amortization of debt issuance costs for the six months ended June 30, 2023 and 2022 were $232, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company recognized interest expense of $3,857 and $1,711 during the three months ended June 30, 2023 and 2022, respectively. The Company recognized interest expense of $7,687 and $3,023 during the six months ended June 30, 2023 and 2022, respectively. Future principal payments of long-term debt as of June 30, 2023 are as follows:

Year Ending
2023 (remaining six months)	$—
2024	—
2025	—
2026	195,000
$195,000

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

For the three months ended June 30, 2023 and 2022, the Company recorded an income tax benefit of $29,107 and income tax provision of $2,971, respectively. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 135.8% and 60.2%, respectively. The Company's effective tax rate for the three months ended June 30, 2023 is higher than for the respective three months ended June 30, 2022, primarily due to non-deductible stock-based compensation and other permanent tax differences and discrete items.

For the six months ended June 30, 2023 and 2022, the Company recorded an income tax benefit of $26,081 and income tax provision of $3,796, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 170.9% and 54.9%, respectively. The Company's effective tax rate for the six months ended June 30, 2023 is higher than for the respective six months ended June 30, 2022, primarily due to non-deductible executive compensation and other permanent tax differences and discrete items.

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

The following table summarizes revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North and South America (“Americas”)	$78,990	$68,734	$153,191	$129,293
Europe, Middle East and Africa (“EMEA”)	26,489	23,600	50,552	45,258
Asia and Pacific Rim (“APAC”)	8,172	7,994	16,000	15,019
Total	$113,651	$100,328	$219,743	$189,570

For the three months ended June 30, 2023 and 2022, revenue in the U.S. was $75,351 and $65,036, respectively. For the six months ended June 30, 2023 and 2022, revenue in the U.S. was $145,966 and $122,467, respectively.

The following table summarizes long lived assets, net by geographic area:

	June 30, 2023	December 31, 2022
Long lived assets
Americas	$15,763	$16,016
EMEA	9,401	6,419
APAC	2,245	2,764
Total	$27,409	$25,199

11.    Stock-based compensation

Total stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$126	$101	$210	$157
Sales and marketing	8,258	3,662	12,145	6,193
Technology and development	7,362	2,276	10,532	3,811
General and administrative	24,689	4,682	28,854	8,699
Total	$40,435	$10,721	$51,741	$18,860

The Company maintains multiple stock based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Unamortized Expense as of	Weighted Average Vesting Term
	2023	2022	2023	2022	June 30, 2023
Time Based Options
2018 Plan	$725	$3,859	$1,817	$7,735
2021 Plan	533	877	1,204	1,745
Total Time Based Options Expense	$1,258	$4,736	$3,021	$9,480	$7,499	1.7 years

Return Target Options
2018 Plan	$20,326	$—	$20,326	$—
2021 Plan	3,124	—	3,124	—
Total Return Target Options Expense	$23,450	$—	$23,450	$—	$—	0.0 years

LTIP Expense (2018 Plan)	$317	$—	$317	$—

Other equity awards under 2021 Plan
Restricted Stock Units ("RSUs")	$9,461	$5,577	$16,723	$8,972	$108,503	3.2 years
Market Stock Units ("MSUs")	5,676	408	7,562	408	31,583	3.7 years
Expense under 2021 Plan	$15,137	$5,985	$24,285	$9,380	$140,086

Employee Stock Purchase Plan "ESPP"	$273	$—	$668	$—

Total Stock Based Compensation Expense	$40,435	$10,721	$51,741	$18,860	$147,585

During the three months ended June 30, 2023, with the filing of a “shelf” registration statement on Form S-3, the market condition and the implied performance condition relating to the Return-Target Options were deemed to be probable and the Company recognized $23,450 of stock-based compensation expense for such options. No Return-Target Options vested or were exercised during the three months ended June 30, 2023.

Integral Ad Science Holding Corp. Amended and Restated 2018 Non-Qualified Stock Option Plan

On August 1, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (“2018 Plan”). Under the 2018 Plan, the Company issued (i) Time-Based Options that vest over four years with 25% vesting after twelve months and an additional 6.25% vesting at the end of each successive quarter thereafter; and (ii) Return-Target Options that were to vest upon the first to occur of sale of the Company, or, sale or transfer to any third party of shares, as a result of which, any person or group other than Vista, obtains possession of voting power to elect a majority of the Board or any other governing body and the achievement of a total equity return multiple of 3.0 or greater.

The 2018 Plan contained a provision wherein, the Time-Based Options could be repurchased by the Company at cost upon resignation of the employee. Due to this repurchase feature, the Time-Based Options did not provide the employee with the potential benefits associated with a stock award holder, and therefore, these awards were not accounted for as a stock-based award under ASC 718, Compensation - Stock Compensation but instead, compensation cost was recognized when the benefit to the employee was determined to be probable.

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

Vesting of the Time-Based Options accelerates when the Return-Target Options vest and therefore, recognition of the remaining unamortized stock compensation expense related to the Time-Based Options will accelerate when the Return-Target Options vest.

The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of June 30, 2023 were 2,734,686 and 1,526,777, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan (“2021 Plan”)

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of June 30, 2023, there were 35,121,308 shares reserved for issuance under the 2021 Plan. The total number of shares reserved for issuance under the 2021 Plan is increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

As of June 30, 2023, there were 1,147,846 total options outstanding under the 2021 Plan, consisting of 764,908 Time-Based Options and 382,938 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to the those described under the Amended and Restated 2018 Plan.

Stock option activity for the three months ended June 30, 2023 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at April 1, 2023	3,748,147	$7.94	6.71	27,201
Granted	—	—	—	—
Canceled or forfeited	—	—	—	—
Exercised	(248,553)	11.58	—	—
Outstanding at June 30, 2023	3,499,594	$7.68	6.32	$36,049
Vested and expected to vest at June 30, 2023	3,499,594	$7.68	6.32	$36,049
Exercisable as of June 30, 2023	2,822,114	$6.28	6.00	$33,037

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at April 1, 2023	1,909,715	$7.66	6.56	15,219
Granted	—	—	—	—
Canceled or forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2023	1,909,715	$7.66	6.39	$19,724
Vested and expected to vest at June 30, 2023	1,909,715	$7.66	6.39	$19,724
Exercisable as of June 30, 2023	—	—	—	—

Stock option activity for the six months ended June 30, 2023 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	4,251,290	$8.07	6.97	12,163
Granted	—	—	—	—
Canceled or forfeited	(164,194)	14.85	—	—
Exercised	(587,502)	8.50	—	—
Outstanding at June 30, 2023	3,499,594	$7.68	6.32	$36,049
Vested and expected to vest at June 30, 2023	3,499,594	$7.68	6.32	$36,049
Exercisable as of June 30, 2023	2,822,114	$6.28	6.00	$33,037

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	2,153,264	$8.03	6.97	6,190
Granted	—	—	—	—
Canceled or forfeited	(243,549)	11.00	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2023	1,909,715	$7.66	6.39	$19,724
Vested and expected to vest at June 30, 2023	1,909,715	$7.66	6.39	$19,724
Exercisable as of June 30, 2023	—	—	—	—

Restricted Stock Units ("RSUs")

RSUs under the 2021 Plan granted prior to May 2022 vest 25% each year and become fully vested after four years of service. RSUs under the 2021 Plan granted during or after May 2022 vest 6.25% at the end of each successive quarter and become fully vested after four years of service.

RSU activity for the three months ended June 30, 2023 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of April 1, 2023	8,016,915	$11.70
Granted	2,869,452	14.38
Canceled or forfeited	(201,745)	12.51
Vested	(892,438)	12.19
Outstanding as of June 30, 2023	9,792,184	$12.42
Expected to vest as of June 30, 2023	9,792,184

RSU activity for the six months ended June 30, 2023 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	8,085,367	$11.88
Granted	3,300,896	13.76
Canceled or forfeited	(329,901)	13.16
Vested	(1,264,178)	12.27
Outstanding as of June 30, 2023	9,792,184	$12.42
Expected to vest as of June 30, 2023	9,792,184

Market Stock Units ("MSUs")

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

MSU activity for the three months ended June 30, 2023 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of April 1, 2023	999,694	$14.58
Granted	1,409,604	21.05
Canceled or forfeited	—	—
Change in awards based on performance	73,255	14.43
Vested	(326,104)	14.43
Outstanding as of June 30, 2023	2,156,449	$18.83
Expected to vest as of June 30, 2023	2,156,449

MSU activity for the six months ended June 30, 2023 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	1,209,262	$14.55
Granted	1,409,604	21.05
Canceled or forfeited	(209,568)	14.43
Change in awards based on performance	73,255	14.43
Vested	(326,104)	14.43
Outstanding as of June 30, 2023	2,156,449	$18.83
Expected to vest as of June 30, 2023	2,156,449

2021 Employee Stock Purchase Plan

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of June 30, 2023, 4,573,457 shares of common stock are reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP is increased on January 1 of each calendar year, ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25,000 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.

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

12.    Stockholders’ equity

As of June 30, 2023, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended June 30, 2023, the Company issued 1,218,542 shares of common stock for vested RSUs and MSUs and employees exercised stock options in exchange for 248,553 shares of common stock for $2,878. For the six months ended June 30, 2023, the Company issued 1,590,282 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 587,502 shares of common stock for $4,993 and employees purchased 111,163 shares of common stock through the ESPP.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of June 30, 2023 were approximately $107,387 for periods through 2026.

14.    Net income per share

Basic and diluted income per share is computed by dividing net income by the weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$7,677	$1,961	$10,823	$3,120
Denominator:
Basic Shares:
Weighted-average shares outstanding	155,425,264	155,140,684	155,267,531	154,812,037
Diluted Shares:
Basic weighted-average shares outstanding	155,425,264	155,140,684	155,267,531	154,812,037
Dilutive effect of stock based awards	7,209,046	1,833,000	5,582,903	2,497,821
Weighted-average diluted shares outstanding	162,634,310	156,973,684	160,850,434	157,309,858
Net income per share
Basic	$0.05	$0.01	$0.07	$0.02
Diluted	$0.05	$0.01	$0.07	$0.02

The following potential outstanding equity awards were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented given that their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	1,472,891	5,232,128	1,987,605	5,137,076
Restricted stock units	352,178	2,541,812	556,557	2,271,659
Market stock units	—	168,835	873,331	84,884
Total	1,825,069	7,942,775	3,417,493	7,493,619

15.    Fair value disclosures

Financial instruments

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value due to their short maturities. The carrying value of long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 8).

16.    Related-party transactions

The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). For the three months ended June 30, 2023 and 2022, the Company incurred expenses of $0 and $48, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred expenses of $0 and $63, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to VCG as of June 30, 2023 and December 31, 2022 were $0 and $0, respectively.

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended June 30, 2023 and 2022, the Company incurred expenses of $18 and $27, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred expenses of $43 and $37, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to VEP as of June 30, 2023 and December 31, 2022 were $15 and $13, respectively.

In May 2023, funds affiliated with Vista, conducted an underwritten secondary offering of 11,500,000 shares of the Company’s common stock. In June 2023, funds affiliated with Vista, sold 5,220,000 shares of the Company’s common stock in a block trade in compliance with Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any proceeds from the sale of the common stock by the selling stockholders, but bore the costs associated with the secondary offering (other than underwriting discounts and commissions) and block trade, which were $1,404 and were recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Following these transactions and as of June 30, 2023, Vista held 49.7% of our outstanding common stock.
The Company had other related party transactions with companies owned by Vista Equity Partners that are immaterial individually and in aggregate to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

17. Restructuring

On December 7, 2022, the Company announced a reduction in workforce of approximately 120 employees to better align resources, consistent with the Company’s strategy of increasing operational efficiency and improving productivity. The Company expects to pay the remaining balance of restructuring costs by the end of 2023. The Company recognized a liability and the related expense for these restructuring costs when the liability was incurred and could be measured. Restructuring accruals are based upon management estimates at the time and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

Activity impacting the Company’s restructuring reserves, recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets, for the six months ended June 30, 2023, was as follows:

Balance at December 31, 2022	$4,315
Payments	$(4,000)
Balance at June 30, 2023	$315

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the sections titled “Risk Factors” and "Forward-Looking Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Unless the context otherwise requires, the terms “Company,” “Integral Ad Science Holding Corp.,” “IAS,” “we,” “us,” “our,” or similar terms refer to Integral Ad Science Holding Corp. and, where appropriate, its subsidiaries.

Overview

We are a leading global media measurement and optimization platform that delivers the industry's most actionable data to drive superior results for the world's largest advertisers, publishers, and media platforms. We deliver independent measurement and verification of digital advertising to over 2,000 advertising customers across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, audio, video and emerging media like audio and gaming. Our Quality Impressions® is a proprietary metric that helps ensure media quality standards. To be counted as a Quality Impression, a digital ad must be viewable, by a real person rather than a bot, in a brand-safe and suitable environment within the correct geography. The viewability and invalid traffic filtration aspects of Quality Impression are accredited by the Media Rating Council across desktop and mobile platforms.

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

As a leading global media measurement and optimization platform, we have deep integrations with all the major advertising and technology platforms including Facebook, Instagram, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, The Trade Desk, Twitter, Xandr, and Yahoo. Our platform uses advanced artificial intelligence (“AI”) and machine learning (“ML”) technologies to process over 100 billion daily digital interactions globally on average. With this data, we deliver actionable data to our global customers through our easy-to-use reporting platform, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality and drive superior results.

Our pre-bid optimization and post-bid measurement solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile in-app, social, and CTV platforms. Our pre-bid optimization solution is directly integrated with DSPs to help optimize return on ad spend (“ROAS”) by directing budget to the best available inventory. Our contextual ability is enabled through our deep integrations with all major DSPs. In addition, our targeting and pre-bid solutions extend to the social platforms. Additionally, our Total Visibility® offering provides marketers with actionable insights to optimize their campaign spend and drive higher yield by focusing on the most efficient and cost-effective pathways. Our solutions help hundreds of publishers globally maximize their yield by delivering high quality ad inventory that is fraud free, viewable, brand safe, and suitable, and geographically targeted.

Macroeconomic and Geopolitical Conditions

Current adverse macroeconomic and geopolitical conditions, including high interest rates, currency fluctuations, high inflation, changes to fiscal and monetary policy, instability in the financial markets and banking industry, challenges in the supply chain and disruptions in European economies as a result of the war in Ukraine, may adversely affect our results. In response to high levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, have increased interest rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The U.S. dollar may continue to strengthen against these foreign currencies if the Federal Reserve further raises the federal funds rate, which may result in downstream impacts to global exchange rates and further adverse impacts to our reported results. For the three and six months ended June 30, 2023, we incurred foreign exchange gains resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. dollar. In addition, as a result of increased interest rates, the interest rate under our debt instruments has increased from 3.1% at June 30, 2022 to 7.3% at June 30, 2023, increasing our cost of capital.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns, recessions, or unstable market conditions cause advertisers to decrease their advertising budgets, which in turn reduces spend through our platform.

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

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Innovate and Develop New Products for Key High-Growth Segments
•Optimization. We aim to deliver greater performance on programmatic ad buying via innovative solutions including contextual targeting and brand safety and suitability. These solutions include traditional open web media buying and select retail media platforms.
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

Acquire New Customers and Increase Market Share

Our ability to acquire new customers and increase our market share is dependent upon a number of factors, including the effectiveness of our solutions, marketing and sales to drive new business prospects and execution, client digital marketing investment adoption, new products and feature offerings, global reach and the growth of the market for digital ad verification. There is a market opportunity to provide advertisers directly or through advertising agencies with verification services, specifically around ad viewability, ad fraud prevention and brand safety and suitability. We plan to work with the top 500 global advertisers by targeting high-spend verticals and brands with a natural sensitivity for brand safety, brand suitability, and ROAS needs. We believe we will increase our market share by strengthening our relationships with the leading social platforms, enhancing our optimization solutions, deriving benefit from our broad global position, and leveraging our differentiated data science and market-leading contextual capabilities.

Expand Customer Base Internationally

Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in an 8% growth in revenue year over year for the year ended December 31, 2022. We believe that Latin America, the Nordics and the APAC region may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow in Europe and other established markets such as Australia and Japan, and view ourselves as well-positioned to continue penetrating these markets given our market-leading global footprint.

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

Key Business Metrics

In addition to our U.S. GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The key business metrics presented are based on our advertising customers, as revenue from these customers represents substantially all the revenue. We previously provided number of total advertising customers (as of end of the period) as a key business metric, however, starting with the second quarter of 2023, we have discontinued this metric as we no longer use it to evaluate our business or measure our performance.

The following table sets forth our key performance indicators for the periods set forth below:

	June 30,
	2023	2022
Net revenue retention of advertising customers (%) (as of the end of the period)	115%	121%
Total number of large advertising customers (as of the end of the period)	208	173

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

Our net revenue retention of advertising customers decreased from 121% as of June 30, 2022 to 115% as of June 30, 2023. The decrease in the net revenue retention of advertising customers as of June 30, 2022 compared to June 30, 2023 was primarily due lower advertising revenue growth during the trailing-twelve-month period of 19% in 2023 compared to 26% in 2022.

Total number of large advertising customers

Historically, our revenue has been primarily driven by large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise, and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased from 173 as of June 30, 2022 to 208 as of June 30, 2023. As macroeconomic conditions fluctuate, there is no guarantee that we will continue to see an increase of large advertising customers. Revenue from large advertising customers represented 84% of our total advertising revenue (measurement and optimization revenue), for the trailing-twelve-month periods ended June 30, 2023 and December 31, 2022, and 80% for the trailing-twelve-month period ended June 30, 2022.

Components of Results of Operations

Revenue

We derive revenue from advertisers (buy-side) and publishers (sell-side). Our pre-bid and post-bid verification solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile, CTV, social, display, audio, gaming and video platforms. Our pre-bid optimization (formerly referred to as programmatic) solution is directly integrated with DSPs to help optimize return on ad spend by directing budgets to the best available inventory. Our solutions help publishers deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted on a global basis.

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

Benefit (provision) from income taxes

Benefit (provision) from income taxes. The benefit (provision) from income taxes resulted primarily from the current period book income (loss) multiplied by the effective tax rate.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

(in thousands, except percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$113,651	$100,328	$219,743	$189,570
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	23,819	18,132	45,501	34,693
Sales and marketing	31,702	26,691	57,962	49,771
Technology and development	21,110	17,624	36,639	34,611
General and administrative	42,339	19,137	63,062	35,932
Depreciation and amortization	13,521	12,510	26,346	24,968
Foreign exchange gain, net(1)	(631)	(512)	(1,147)	(561)
Total operating expenses	131,860	93,582	228,363	179,414
Operating income (loss)	(18,209)	6,746	(8,620)	10,156
Interest expense, net	(3,221)	(1,814)	(6,638)	(3,240)
Net income (loss) before income taxes	(21,430)	4,932	(15,258)	6,916
Benefit (provision) from income taxes	29,107	(2,971)	26,081	(3,796)
Net income	$7,677	$1,961	$10,823	$3,120
Net income margin	7%	2%	5%	2%

(1) Prior period amounts have been reclassified to conform to current period presentation.

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	21%	18%	21%	18%
Sales and marketing	28%	27%	26%	26%
Technology and development	19%	18%	17%	18%
General and administrative	37%	19%	29%	19%
Depreciation and amortization	12%	12%	12%	13%
Foreign exchange gain, net(1)	(1)%	(1)%	(1)%	—%
Total operating expenses	116%	93%	104%	95%
Operating income (loss)	(16)%	7%	(4)%	5%
Interest expense, net	(3)%	(2)%	(3)%	(2)%
Net income (loss) before income taxes	(19)%	5%	(7)%	4%
Benefit (provision) from income taxes	26%	(3)%	12%	(2)%
Net income	7%	2%	5%	2%

(1) Prior period amounts have been reclassified to conform to current period presentation.

Comparison of the Three Months Ended June 30, 2023 and 2022

(in thousands, except percentages)	Three Months Ended June 30,
	2023	2022	$ change	% change
Revenue	$113,651	$100,328	$13,323	13%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	23,819	18,132	5,687	31%
Sales and marketing	31,702	26,691	5,011	19%
Technology and development	21,110	17,624	3,486	20%
General and administrative	42,339	19,137	23,202	121%
Depreciation and amortization	13,521	12,510	1,011	8%
Foreign exchange gain, net(1)	(631)	(512)	(119)	23%
Total operating expenses	131,860	93,582	38,278	41%
Operating income (loss)	(18,209)	6,746	(24,955)	(370)%
Interest expense, net	(3,221)	(1,814)	(1,407)	78%
Net income (loss) before income taxes	(21,430)	4,932	(26,362)	(535)%
Benefit (provision) from income taxes	29,107	(2,971)	32,078	(1080)%
Net income	$7,677	$1,961	$5,716	291%

(1) Prior period amounts have been reclassified to conform to current period presentation.

Revenue

Total revenue increased by $13.3 million, or 13%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

(in thousands, except percentages)	Three Months Ended June 30,
	2023	2022	$ change	% change
(in thousands)
Optimization revenue (f/k/a programmatic revenue)	$52,815	$47,894	$4,921	10%
Measurement revenue (f/k/a advertiser direct revenue)	44,908	36,641	8,267	23%
Publisher revenue (f/k/a supply side revenue)	15,928	15,793	135	1%
Total revenue	$113,651	$100,328	$13,323	13%

Total revenue increased due to a significant increase in our measurement revenue (formerly referred to as advertiser direct) of $8.3 million, or 23%, reflecting growth in volume of impressions of 17% and increase of 5% in average CPMs as well as the acquisition of a number of new large customers. Revenue from our optimization customers (formerly referred to as programmatic) grew $4.9 million, or 10%, attributable to growth in volume of impressions of 14%, partially offset by a decrease of 3% in average CPMs.

Operating expenses

Cost of Revenue. Cost of revenue increased by $5.7 million, or 31%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was driven by an increase in hosting fees of $4.2 million, an increase of $0.9 million in revenue share to our DSP partners on account of our growth in optimization revenue and an increase of $0.5 million in compensation expenses.

Sales and marketing. Sales and marketing expenses increased by $5.0 million, or 19%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was due to an increase in stock-based compensation expense of $4.6 million, including the charge taken for the Return-Target Options, an increase in compensation expenses of $0.6 million due to higher revenue growth, and increases in advertising and travel expenses of $0.7 million with the return to in-person events. These increases were partially offset by a decrease in restructuring costs of $0.8 million. The remaining increase in sales and marketing expenses is aggregated from several immaterial variances.

Technology and development. Technology and development expenses increased by $3.5 million, or 20%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was due to an increase in stock-based compensation expense of $5.1 million, including the charge taken for the Return-Target Options, increases in software application expenses of $0.8 million, and increases in restructuring costs of $0.5 million. This increase was partially offset by a decrease in compensation expenses of $2.7 million, as a result of higher capitalization of labor due to long-term investments in our product. The remaining increase in technology and development expenses is aggregated from several immaterial variances.

General and administrative. General and administrative expenses increased by $23.2 million, or 121%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was due to an increase in stock based compensation expense of $20.0 million, including the charge taken for the Return-Target Options, increases in compensation expenses of $1.9 million, an increase in professional fees incurred for audit, tax, legal and other services, including our Form S-3 filing and the secondary underwritten offering, of $2.2 million, and an increase in bad debt expense of $0.6 million. This was partially offset by decreases in restructuring severance expense of $1.1 million. The remaining increase in general and administrative expenses is aggregated from several immaterial variances.

Depreciation and amortization. Depreciation and amortization expenses increased by $1.0 million, or 8%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase results from an increase in amortization expense related to capitalization of internal-use software of $1.2 million, offset by a decrease in amortization expense for intangible assets of $0.3 million and property, plan and equipment of $0.1 million.

Foreign exchange gain, net. Foreign exchange gain, net increased $0.1 million, or 23% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The gain resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense increased by $1.4 million, or 78%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in interest expense was attributable to increases in the interest rate from 3.1% at June 30, 2022 to 7.3% at June 30, 2023 driven by the macroeconomic environment, partially offset by lower interest due to repayment on our outstanding debt.

Benefit (provision) from income taxes

Benefit (provision) from income taxes. Benefit (provision) from income taxes increased by $32.1 million, or 1,080%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The tax benefit increased mainly due to generation of book loss for the three months ended June 30, 2023 as compared to book income for the three months ended June 30, 2022, and non-deductible executive compensation pursuant to Section 162(m) of the Internal Revenue Code and discrete items, including stock-based compensation.

Comparison of the Six Months Ended June 30, 2023 and 2022

(in thousands, except percentages)	Six Months Ended June 30,
	2023	2022	$ change	% change
Revenue	$219,743	$189,570	$30,173	16%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	45,501	34,693	10,808	31%
Sales and marketing	57,962	49,771	8,191	16%
Technology and development	36,639	34,611	2,028	6%
General and administrative	63,062	35,932	27,130	76%
Depreciation and amortization	26,346	24,968	1,378	6%
Foreign exchange gain, net(1)	(1,147)	(561)	(586)	104%
Total operating expenses	228,363	179,414	48,949	27%
Operating income (loss)	(8,620)	10,156	(18,776)	(185)%
Interest expense, net	(6,638)	(3,240)	(3,398)	105%
Net income (loss) before income taxes	(15,258)	6,916	(22,174)	(321)%
Benefit (provision) from income taxes	26,081	(3,796)	29,877	(787)%
Net income	$10,823	$3,120	$7,703	247%

(1) Prior period amounts have been reclassified to conform to current period presentation.

Revenue

Total revenue increased by $30.2 million, or 16%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

(in thousands, except percentages)	Six Months Ended June 30,
	2023	2022	$ change	% change
Optimization revenue (f/k/a programmatic revenue)	$103,848	$88,469	$15,379	17%
Measurement revenue (f/k/a advertiser direct revenue)	85,611	71,256	14,355	20%
Publisher revenue (f/k/a supply side revenue)	30,284	29,845	439	1%
Total revenue	$219,743	$189,570	$30,173	16%

Total revenue increased due to a significant increase in our optimization revenue of $15.4 million, or 17%, attributable to growth in volume of impressions of 12% and an increase of 5% in average CPMs. Revenue from our measurement customers increased $14.4 million, or 20%, reflecting growth in volume of impressions of 21% as well as the acquisition of a number of new large customers.

Operating expenses

Cost of Revenue. Cost of revenue increased by $10.8 million, or 31%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was driven by an increase in hosting fees of $7.6 million, an increase in revenue share to our DSP partners related to our growth in optimization revenue of $2.3 million and an increase in compensation expenses of $0.5 million.

Sales and marketing. Sales and marketing expenses increased by $8.2 million, or 16%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was due to an increase in stock-based compensation expense of $6.0 million, an increase in compensation expenses, including sales commissions of $1.9 million due to higher revenue, and increases in advertising and travel expenses of $1.5 million with the return to in-person events. These increases were partially offset by a decrease in restructuring costs of $1.3 million. The remaining increase in sales and marketing expenses is aggregated from several immaterial variances.

Technology and development. Technology and development expenses increased by $2.0 million, or 6%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was due to an increase in stock-based compensation expense of $6.7 million, increases in software application expenses of $0.7 million and increase in restructuring costs of $0.4 million. These increases were partially offset by a decrease for lower compensation expenses of $5.6 million, as a result of higher capitalization of labor due to long-term investments in our product and decreases in professional and other fees of $0.5 million. The remaining increase in technology and development expenses is aggregated from several immaterial variances.

General and administrative. General and administrative expenses increased by $27.1 million, or 76%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was attributable to increases in stock based compensation expense of $20.2 million, in compensation expenses of $3.7 million, professional fees incurred for audit, tax, legal and other services, including our Form S-3 filing and the secondary underwritten offering, of $2.9 million, and an increase in bad debt expense of $0.8 million. These increases were partially offset by a decrease in restructuring severance costs of $0.5 million. The remaining increase in general and administrative expenses is aggregated from several immaterial variances.

Depreciation and amortization. Depreciation and amortization expenses increased by $1.4 million, or 6%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase results from an increase in amortization expense related to capitalization of internal-use software of $1.9 million, offset by a decrease in amortization expense for intangible assets of $0.6 million.

Foreign exchange gain, net. Foreign exchange gain, net increased $0.6 million, or 104% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The gain resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense increased by $3.4 million, or 105%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in interest expense was attributable to increases in the interest rate from 3.1% at June 30, 2022 to 7.3% at June 30, 2023 driven by the macroeconomic environment, partially offset by lower interest due to repayment on our outstanding debt.

Benefit (provision) from income taxes

Benefit (provision)from income taxes. Benefit (provision) from income taxes increased by $29.9 million, or 787%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The tax benefit increased mainly due to generation of book loss for the six months ended June 30, 2023 as compared to book income for the six months ended June 30, 2022, and non-deductible executive compensation pursuant to Section 162(m) of the Internal Revenue Code and discrete items, including stock-based compensation.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. We define Adjusted EBITDA as net income (loss) before depreciation and amortization, stock-based compensation, interest expense, income taxes, acquisition, restructuring and integration costs, foreign exchange gains and losses and other one-time, non-recurring costs. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with U.S. GAAP.

We use non-GAAP financial measures to supplement financial information presented on a U.S. GAAP basis. We believe that excluding certain items from our U.S. GAAP results allows management to better understand our consolidated financial performance from period to period, and better project our future consolidated financial performance, as forecasts are developed at a level of detail different from that used to prepare U.S. GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our shareholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons. Although we believe these measures are useful to investors and analysts for the same reasons, they are useful to management, these measures are not a substitute for, or superior to, U.S. GAAP financial measures or disclosures and should be read only in conjunction with financial information presented on a GAAP basis. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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

Adjusted EBITDA

(in thousands, except percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$7,677	$1,961	$10,823	$3,120
Depreciation and amortization	13,521	12,510	26,346	24,968
Stock-based compensation	40,435	10,721	51,741	18,860
Interest expense, net	3,221	1,814	6,638	3,240
Provision (benefit) from income taxes	(29,107)	2,971	(26,081)	3,796
Acquisition, restructuring and integration costs	809	2,129	1,621	2,878
Foreign exchange gain, net(1)	(631)	(512)	(1,147)	(512)
Asset impairments and other costs	1,469	—	1,506	49
Adjusted EBITDA	$37,394	$31,594	$71,447	$56,399
Revenue	$113,651	$100,328	$219,743	$189,570
Net income margin	7%	2%	5%	2%
Adjusted EBITDA margin	33%	31%	33%	30%

(1)The adjustment for foreign exchange gain, net, was effective for the three months ended June 30, 2022 and periods thereafter. Adjusted EBITDA has not been recast for this adjustment for periods prior to June 30, 2022, because such adjustments would have been immaterial in such periods.

Liquidity and Capital Resources

General

We believe existing cash equivalents of $98.8 million, which includes cash generated from operations of $52.1 million in the six months ended June 30,2023 along with the $105.0 million available credit balance pursuant to our Revolving Credit agreement (as described further below) as of June 30, 2023, will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through March 2027 and the total non-cancelable payments under these leases were $34.9 million as of June 30, 2023. Total non-cancelable purchase commitments related to hosting services as of June 30, 2023 were $107.4 million for periods through 2026.

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

Credit Agreement

On September 29, 2021, we entered into a credit agreement with various lenders, which was amended on June 23, 2023 (as amended, the “Credit Agreement”). The Credit Agreement provides for $300.0 million in commitments for revolving credit loans (the “Revolver”), which amount may be increased or decreased under specific circumstances, with a $30.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings under to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. The Revolver matures in 2026.

On June 23, 2023, the Company entered into the First Amendment to Credit Agreement, which changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The First Amendment to Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. Following the First Amendment, the interest rates applicable to the Revolver under the Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate (as defined in the Credit Agreement), (b) the Federal Funds Effective Rate plus 0.5%, and (c) Adjusted Term SOFR, which is calculated as the sum of (i) term SOFR as published by the Federal Reserve Bank of New York for a one-month Interest Period and (ii) a credit spread adjustment of 0.10% per annum (subject to a floor of 0.0%) (each term as defined in the Credit Agreement) plus 1%, or (ii) in the case of RFR Loans (as defined in the Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the Credit Agreement) or (y) the applicable Term RFR (as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranges from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The company also pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The interest rate at June 30, 2023 was 7.3%.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of June 30, 2023, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

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

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$52,066	$23,205
Net cash used in investing activities	(16,738)	(8,188)
Net cash used in financing activities	(23,598)	(8,504)
Net increase in cash and cash equivalents, and restricted cash	$11,730	$6,513
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(142)	(2,246)
Cash, cash equivalents, and restricted cash, at beginning of period	89,671	76,078
Cash, cash equivalents and restricted cash, at end of period	$101,259	$80,345

Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $52.1 million, resulting from a net income of $10.8 million adjusted for non-cash expenses of depreciation and amortization of $26.3 million, stock-based compensation of $51.7 million, bad debt expense of $1.3 million, and an increase in working capital of $0.4 million, partially offset by a deferred tax benefit of $37.5 million and unrealized foreign currency gains of $1.2 million.

For the six months ended June 30, 2022, net cash provided by operating activities was $23.2 million, resulting from a net income of $3.1 million adjusted for non-cash expenses of depreciation and amortization of $25.0 million, stock-based compensation of $18.9 million, and bad debt expense of $0.5 million, partially offset by a decrease in working capital of $23.9 million, a decrease in net operating leases of $0.2 million and a deferred tax benefit of $0.7 million.

Investing Activities

Cash used in investing activities was $16.7 million for the six months ended June 30, 2023, reflecting capitalized costs related to our internal use software of $14.9 million, and the purchase of property and equipment of $1.8 million.

Cash used in investing activities was $8.2 million for the six months ended June 30, 2022, reflecting capitalized costs related to our internal use software of $6.1 million, payment of $1.6 million for Context and Amino acquisitions, and the purchase of property and equipment of $0.5 million.

Financing Activities

Cash used in financing activities was $23.6 million for the six months ended June 30, 2023, due to a net repayment of outstanding long-term debt of $30.0 million, offset by receipt of $5.0 million for stock options exercised and $1.4 million for share purchases under the ESPP.

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

JOBS Act

We currently qualify as an “Emerging Growth Company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “Emerging Growth Companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

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

On June 30, 2023, the last day of our second fiscal quarter in 2023, the market value of our common stock held by non-affiliates exceeded $700.0 million. Accordingly, we will be deemed a large accelerated filer as of December 31, 2023. As such, we will no longer (i) qualify as an Emerging Growth Company and (ii) be able to take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with our Annual Report on Form 10-K for the year ending December 31, 2023.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, U.K., Ireland, France, Germany, Italy, Singapore, Australia, Japan, India and the Nordics. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the six months ended June 30, 2023, a hypothetical 10% increase of the exchange rate between the U.S. Dollar and foreign currencies applicable to our business, with the U.S. Dollar strengthening, would have resulted in a negative impact on net income of approximately $4.0 million.

Interest Rate Risk

Our primary market risk exposure is changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The Revolver carries interest at an applicable margin, for U.S. dollar loans (x) a base rate, which is equal to the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 0.5%, and (c) Adjusted Term SOFR, which is calculated as the sum of (i) term SOFR as published by Federal Reserve Bank of New York for a the applicable Interest Period (as defined in the Credit Agreement) and (ii) a credit spread adjustment of 0.10% per annum (subject to a floor of 0.10%). For Eurodollar borrowings, the Revolver carries interest at an applicable margin equal to (a) the applicable RFR or (b) the applicable Term RFR, plus (i) the Applicable Rate for base rate loans range from 0.75% to 1.50% per annum, (ii) for SOFR loans range from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7956% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio. In addition, we will pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio.

The Federal Reserve may further raise the federal funds rate, which may result in downstream impacts to global exchange rates and further adverse impacts to our reported results. At June 30, 2023, we had total outstanding debt of $195.0 million under our Revolver. Based on these amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $2.0 million or a benefit of $2.0 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2023.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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

We continued remediation efforts through the quarter ended June 30, 2023, with the following actions designed to strengthen our control environment:

•Continued to engage a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting;
•Worked with experienced personnel to oversee our internal controls program and work with management in its design and implementation of internal control over financial reporting;
•Continued to formalize our control framework and establish the ongoing testing program in compliance with the Sarbanes-Oxley Act of 2002, as amended, that supports Management’s assessment of internal controls;
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

As of June 30, 2023, there were instances where controls had not yet operated for a sufficient period of time to conclude that they are effective as of period-end. In addition, there are additional remedial actions in progress to further enhance systems and the related controls that support our internal control over financial reporting. These actions are subject to ongoing senior management review as well as audit committee oversight and we may conclude that additional measures are required to remediate the material weaknesses. We will continue to monitor progress and make any changes to the remediation plan as necessary.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three and six month period ended June 30, 2023.

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

ITEM 1A.    RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

We currently qualify as an “Emerging Growth Company”; however, we will cease to qualify as such as of December 31, 2023, and will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We currently qualify as an “Emerging Growth Company” as defined in Section 2(a) of the Securities Act, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2023, the Company will become a “large accelerated filer” and lose Emerging Growth Company status as of December 31, 2023. Therefore, our independent registered public accounting firm will be required to provide the attestation report on our system of internal control over financial reporting in our Annual Report for the year ending December 31, 2023.

We previously identified material weaknesses in our internal control over financial reporting that continue to exist. We are working to remediate these material weaknesses as efficiently and effectively as possible and expect full remediation could potentially go beyond December 31, 2023. We cannot assure that the measures we have taken to date, and that we plan to take, will be sufficient to remediate the material weaknesses we have identified or to avoid additional material weaknesses in future periods. If we are not able to remediate the material weaknesses, our auditors will not be able to provide an unqualified auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. If we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, and our stock price may be adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1
First Amendment to Credit Agreement, dated as of June 23, 2023, by and among Integral Ad Science, Inc., as borrower, Kavacha Holdings, Inc., as a guarantor, the other loan parties thereto and PNC Bank, National Association, as administrative agent.

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

Integral Ad Science Holding Corp. (Registrant)

Date: August 3, 2023	By:	/s/Tania Secor
Tania Secor
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)