Form 10-Q
period 2023-09-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2023-11-02
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 31, 2023, the Registrant had 157,850,631 shares of common stock, $0.001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$92,248	$86,877
Restricted cash	127	45
Accounts receivable, net	86,682	67,884
Unbilled receivables	41,857	41,550
Prepaid expenses and other current assets	18,853	24,761
Due from related party	20	29
Total current assets	239,787	221,146
Property and equipment, net	3,506	2,412
Internal use software, net	36,079	23,642
Intangible assets, net	188,402	217,558
Goodwill	673,755	674,094
Operating lease right-of-use assets	22,368	22,787
Deferred tax asset, net	1,673	2,020
Other long-term assets	4,705	5,024
Total assets	$1,170,275	$1,168,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59,748	$60,799
Due to related party	38	122
Deferred revenue	237	99
Operating lease liabilities, current	9,031	6,749
Total current liabilities	69,054	67,769
Net deferred tax liability	24,371	45,495
Long-term debt	173,609	223,262
Operating lease liabilities, non-current	20,299	22,875
Other long-term liabilities	4,296	1,066
Total liabilities	291,629	360,467
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2023; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022.	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 157,597,931 and 153,990,128 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	158	154
Additional paid-in-capital	883,386	810,186
Accumulated other comprehensive loss	(3,688)	(2,899)
Retained earnings (accumulated deficit)	(1,210)	775
Total stockholders’ equity	878,646	808,216
Total liabilities and stockholders’ equity	$1,170,275	$1,168,683

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2023	2022	2023	2022
Revenue	$120,331	$101,343	$340,074	$290,913
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	25,599	19,171	71,100	53,864
Sales and marketing	29,604	28,190	87,566	77,961
Technology and development	17,211	19,459	53,850	54,071
General and administrative	22,611	20,150	85,673	56,081
Depreciation and amortization	14,027	12,617	40,373	37,585
Foreign exchange loss, net	2,078	4,064	931	3,503
Total operating expenses	111,130	103,651	339,493	283,065
Operating income (loss)	9,201	(2,308)	581	7,848
Interest expense, net	(3,109)	(2,619)	(9,747)	(5,859)
Employee retention tax credit	—	6,981	—	6,981
Net income (loss) before income taxes	6,092	2,054	(9,166)	8,970
Benefit (provision) from income taxes	(19,841)	(1,287)	6,240	(5,083)
Net income (loss)	$(13,749)	$767	$(2,926)	$3,887
Net income (loss) per share:
Basic	$(0.09)	$0.00	$(0.02)	$0.03
Diluted	$(0.09)	$0.00	$(0.02)	$0.02
Weighted average shares outstanding:
Basic	157,055,904	155,389,195	157,691,005	155,007,655
Diluted	157,055,904	156,696,754	157,691,005	157,581,569
Other comprehensive loss:
Foreign currency translation adjustments	(1,717)	(3,248)	(789)	(11,218)
Total comprehensive loss	$(15,466)	$(2,481)	$(3,715)	$(7,331)

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2023

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance, July 1, 2023	156,279,075	$156	$867,490	$(1,971)	$12,539	$878,214
RSUs and MSUs vested	1,102,702	1	—	—	—	1
Option exercises	53,748	1	590	—	—	591
ESPP purchase	162,406	—	1,424	—	—	1,424
Stock-based compensation	—	—	13,882	—	—	13,882
Foreign currency translation adjustment	—	—	—	(1,717)	—	(1,717)
Net loss	—	—	—	—	(13,749)	(13,749)
Balance, September 30, 2023	157,597,931	$158	$883,386	$(3,688)	$(1,210)	$878,646

Nine Months Ended September 30, 2023

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance, January 1, 2023	153,990,128	$154	$810,186	$(2,899)	$775	$808,216
RSUs and MSUs vested	2,692,984	3	—	—	—	3
Option exercises	641,250	1	5,583	—	—	5,584
ESPP purchase	273,569	—	2,306	—	—	2,306
Stock-based compensation	—	—	65,311	—	—	65,311
Foreign currency translation adjustment	—	—	—	(789)	—	(789)
Adoption of ASC 326, net of tax	—	—	—	—	941	941
Net loss	—	—	—	—	(2,926)	(2,926)
Balance, September 30, 2023	157,597,931	$158	$883,386	$(3,688)	$(1,210)	$878,646

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

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(IN THOUSANDS)	2023	2022
Cash flows from operating activities:
Net income (loss)	$(2,926)	$3,887
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	40,373	37,585
Stock-based compensation	65,641	33,107
Foreign currency loss, net	571	3,503
Deferred tax benefit	(17,974)	(657)
Amortization of debt issuance costs	348	348
Allowance for credit losses	2,223	647
Employee retention tax credit	—	(6,981)
Impairment of assets	—	55
Changes in operating assets and liabilities:
Increase in accounts receivable	(19,936)	(8,031)
Increase in unbilled receivables	(370)	(289)
Decrease (increase) in prepaid expenses and other current assets	5,851	(6,757)
Decrease (increase) in operating leases, net	139	(502)
Increase in other long-term assets	(27)	(330)
Increase (decrease) in accounts payable and accrued expenses	148	(8,226)
Increase in deferred revenue	150	127
Increase (decrease) in due to/from related party	(93)	74
Net cash provided by operating activities	74,118	47,560
Cash flows from investing activities:
Payment for acquisitions, net of acquired cash	—	(1,603)
Purchase of property and equipment	(1,954)	(917)
Acquisition and development of internal use software and other	(23,539)	(9,952)
Net cash used in investing activities	(25,493)	(12,472)
Cash flows from financing activities:
Proceeds from the Revolver	75,000	15,000
Repayment of long-term debt	(125,000)	(25,000)
Repayment of short-term debt	—	(1,836)
Proceeds from exercise of stock options	5,584	5,908
Payments for repurchase of common stock	—	(23,655)
Cash received from Employee Stock Purchase Program	2,236	388
Net cash used in financing activities	(42,180)	(29,195)
Net increase in cash, cash equivalents and restricted cash	6,445	5,893
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,330)	(5,396)
Cash, cash equivalents and restricted cash at beginning of period	89,671	76,078
Cash, cash equivalents and restricted cash at end of period	$94,786	$76,575
Supplemental Disclosures:
Cash paid during the period for:
Interest	$8,880	$5,548
Taxes	$10,361	$11,817
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$17	$145
Internal use software acquired included in accounts payable	$1,012	$1,385
Lease liabilities arising from right of use assets	$29,330	$26,214

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

1.    Description of business

Integral Ad Science Holding Corp. and its wholly-owned subsidiaries (together, the “Company” or "IAS"), formerly known as Kavacha Topco, LLC, is a leading global media measurement and optimization platform. The Company’s mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms. The Company’s global media measurement and optimization platform provides actionable data and delivers independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, audio, gaming, and video. The Company’s Quality Impressions® is a proprietary metric that helps ensure media quality standards. To be counted as a Quality Impression, a digital ad must be viewable, by a real person rather than a bot, in a brand-safe and suitable environment within the correct geography. The viewability and invalid traffic filtration aspects of Quality Impression are accredited by the Media Rating Council across desktop and mobile platforms. The Company is an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. The Company helps advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.

The Company operates within the United States ("U.S.") in New York, California, and Illinois. Operations outside the U.S. include but are not limited to the United Kingdom ("U.K."), Ireland, France, Germany, Italy, Spain, Singapore, Australia, Japan, India, and the Nordics.

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

The accompanying interim Condensed Consolidated Balance Sheets as of September 30, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Loss, of Cash Flows and of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020. There have been no significant changes to these policies, except for the adoption of Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," as disclosed in Note 2(g) and Note 2(i), that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the nine months ended September 30, 2023. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2023.

During the year ended December 31, 2022, the Company reclassified foreign exchange loss, net from "General and administrative" expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss as a separate line item "Foreign exchange loss, net" presented on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Corresponding prior period amounts have also been reclassified to conform to current period presentation.

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

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include fair value of assets acquired in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets and internal use software, the allowance for doubtful accounts, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to high inflation, changes to fiscal and monetary policy, high interest rates, currency fluctuations, instability in the financial markets and disruptions in European economies as a result of the war in Ukraine and other geopolitical issues.

(d) Employee retention tax credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the "Appropriations Act") extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit beginning in March 2020 for qualified wages through June 2021 and filed a cash refund claim during the year ended December 31, 2022. The employee retention credit totaling $6,981 was included within Prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets as of December 31, 2022. As of September 30, 2023, substantially all of the tax credit receivable has been received.

(e) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiaries is the currency of the primary economic environment in which they operate, which is their local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss in stockholders’ equity. Transaction gains and losses including those on intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

For the three months ended September 30, 2023, and 2022, foreign exchange loss, net consists of unrealized foreign exchange losses of $1,810 and $4,311, respectively, and realized transaction losses of $268 and gains of $247, respectively. For the nine months ended September 30, 2023, and 2022, foreign exchange loss, net consists of unrealized foreign exchange losses of $571 and $3,985, respectively, and realized transaction losses of $360 and gains of $482, respectively.

(f) Cash, cash equivalents, and restricted cash

Cash equivalents includes amounts invested in money market accounts. The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$92,248	$86,877
Short term restricted cash	$127	$45
Long term restricted cash (held in other long-term assets)	$2,411	$2,749
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$94,786	$89,671

(g) Accounts receivable, net

Accounts receivable are carried at the original invoiced amount less an allowance for credit losses. The allowance is estimated by pooling accounts receivables based on similar risk characteristics, and expected credit loss exposure is evaluated for each accounts receivable pool. Invoices are typically issued with net 30-days to net 90-days terms. Account balances are considered delinquent if payment is not received by the due date, and the receivables are written off when deemed uncollectible. These costs are recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The activity in our allowance for credit losses consists of the following as of:

	September 30, 2023	September 30, 2022
Balance, beginning of period	$6,691	$5,883
Additional provision	$2,223	$647
Receivables written off and impact of exchange rates	$(406)	$(1,129)
Adoption of ASC 326	$(1,271)	$—
Balance, end of period	$7,237	$5,401
(h) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company used the following assumptions in valuing its market stock units ("MSUs"), shares granted under the Company's 2021 Employee Stock Purchase Program ("ESPP"), time-based service options, which vest over a period of time subject to continued employment ("Time-Based Options"), and return target options ("Return-Target Options"), which vest upon a realized cash return of the equity investment of funds affiliated with Vista Equity Partners ("Vista"), the Company’s largest shareholder.

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

The Company used the following assumptions in valuing its stock-based compensation:

	September 30, 2023			September 30, 2022
Estimated fair value	$3.35	-	$38.36	$3.26	-	$14.43
Expected volatility (%)	50%	-	65%	65%	-	80%
Expected term (in years)	0.26	-	4.00	0.50	-	10.00
Risk-free interest rate (%)	3.63%	-	5.55%	0.46%	-	3.35%
Dividend yield	—			—

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

The adoption of ASU No. 2016-2 did not have a material impact on the Consolidated Statements of Operations and Comprehensive Loss or the Consolidated Statements of Cash Flows.

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

On June 23, 2023, the Company entered into the First Amendment to Credit Agreement, which changed the market interest rate indices that the Company can elect to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”). First Amendment to Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. As a result, as of June 30, 2023, the Company no longer had any contracts that referenced LIBOR. The Company adjusted the effective interest rate on outstanding borrowings on a prospective basis, which did not have a material impact on the condensed consolidated financial statements.

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

3.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			September 30, 2023	December 31, 2022
Computer and office equipment	1	-	3 years	$3,920	$3,761
Computer software	3	-	5 years	$218	$218
Leasehold improvements	Various			$2,136	$1,060
Furniture	5 years			$559	$308
Total property and equipment				$6,833	$5,347
Less: accumulated depreciation				$(3,327)	$(2,935)
Total property and equipment, net				$3,506	$2,412

Depreciation expense of property and equipment for the three months ended September 30, 2023 and 2022 was $287 and $234, respectively. Depreciation expense of property and equipment for the nine months ended September 30, 2023 and 2022 was $772 and $669, respectively.

4.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			September 30, 2023	December 31, 2022
Internal use software	3	-	5 years	$70,556	$47,658
Less: Assets written off				—	(199)
Less: Accumulated amortization				(34,477)	(23,817)
Total internal use software, net				$36,079	$23,642

Amortization expense related to internal use software for the three months ended September 30, 2023 and 2022 was $4,032 and $2,453, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $10,477 and $7,000, respectively.

5.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	September 30, 2023
	Estimated useful life (in years)			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,944	$(134,716)	$167,228	8.8 years
Developed technology	5 years			137,042	(123,636)	13,406	2.8 years
Trademarks	5	-	9 years	19,700	(11,958)	7,742	3.6 years
Favorable leases	6 years			198	(172)	26	0.8 years
Total				$458,884	$(270,482)	$188,402

	December 31, 2022
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,955	$(112,589)	$189,366	9.5 years
Developed technology	4	-	5 years	137,112	(118,650)	18,462	3.5 years
Trademarks	5	-	9 years	19,700	(10,021)	9,679	4.4 years
Favorable leases	6 years			198	(147)	51	1.5 years
Total				$458,965	$(241,407)	$217,558

Amortization expense related to intangibles for the three months ended September 30, 2023 and 2022 was $9,708 and $9,930, respectively. Amortization expense related to intangibles for the nine months ended September 30, 2023 and 2022 was $29,124 and $29,916, respectively.

6.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2022	$674,094
Impact of exchange rates	(339)
Goodwill as of September 30, 2023	$673,755

7.    Accounts payable and accrued expenses and other long-term liabilities

Accounts payable and accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Accounts payable	$8,201	$10,487
Accrued payroll	8,249	12,623
Accrued professional fees	3,941	3,150
Accrued bonuses and commissions	15,294	16,527
Accrued revenue sharing	5,467	3,522
Taxes payable	3,803	3,130
Accrued hosting fees	4,597	5,949
Other accrued expenses	10,196	5,411
Total accounts payable and accrued expenses	$59,748	$60,799

Other long-term liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Security deposit received	$672	$672
Fin 48 liability	3,624	394
Total Other long-term liabilities	$4,296	$1,066

8.    Long-term debt

On September 29, 2021, the Company entered into a credit agreement with various lenders, which was amended on June 23, 2023 (as amended, the "Credit Agreement”). The Credit Agreement provides for an initial $300,000 in commitments for revolving credit loans (the “Revolver”), which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. During the nine months ended September 30, 2023, the Company drew down $75,000 and paid down $125,000 on the Revolver.

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

The interest rates for the Revolver under the Credit Agreement (i) for U.S. dollar loans are equal to the applicable rate for base rate loans ranging from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the Credit Agreement) denominated in sterling ranging from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7956% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on September 30, 2023 was 7.3%.

Any borrowings under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of September 30, 2023, the Company was in compliance with all covenants contained in the Credit Agreement.

	September 30, 2023	December 31, 2022
Revolver	$175,000	$225,000
Less: Unamortized debt issuance costs	(1,391)	(1,738)
Total carrying amount	$173,609	$223,262

Amortization of debt issuance costs for the three months ended September 30, 2023 and 2022 were $116, respectively. Amortization of debt issuance costs for the nine months ended September 30, 2023 and 2022 were $348, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company recognized interest expense of $3,639 and $2,592 during the three months ended September 30, 2023 and 2022, respectively. The Company recognized interest expense of $11,326 and $5,615 during the nine months ended September 30, 2023 and 2022, respectively. Future principal payments of long-term debt as of September 30, 2023 are as follows:

Year Ending
2023 (remaining three months)	$—
2024	—
2025	—
2026	175,000
$175,000

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

For the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $19,841 and $1,287, respectively. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 325.7% and 62.7%, respectively. The Company's effective tax rate for the three months ended September 30, 2023 is higher than for the respective three months ended September 30, 2022, primarily due to non-deductible stock-based compensation and other permanent tax differences and discrete items.

For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax benefit of $6,240 and income tax provision of $5,083, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 68.1% and 56.7%, respectively. The Company's effective tax rate for the nine months ended September 30, 2023 is higher than for the respective nine months ended September 30, 2022, primarily due to non-deductible executive compensation and other permanent tax differences and discrete items.

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

The following table summarizes revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
North and South America (“Americas”)	$83,419	$69,786	$236,610	$199,078
Europe, Middle East and Africa (“EMEA”)	27,649	23,110	78,201	68,368
Asia and Pacific Rim (“APAC”)	9,263	8,447	25,263	23,467
Total	$120,331	$101,343	$340,074	$290,913

For the three months ended September 30, 2023 and 2022, revenue in the U.S. was $78,777 and $65,725, respectively. For the nine months ended September 30, 2023 and 2022, revenue in the U.S. was $224,743 and $188,193, respectively.

The following table summarizes long lived assets, net by geographic area:

	September 30, 2023	December 31, 2022
Long lived assets
Americas	$15,301	$16,016
EMEA	8,597	6,419
APAC	1,976	2,764
Total	$25,874	$25,199

11.    Stock-based compensation

Total stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$118	$101	$328	$258
Sales and marketing	5,714	4,457	17,859	10,650
Technology and development	2,902	3,168	13,434	6,979
General and administrative	5,166	6,521	34,020	15,220
Total	$13,900	$14,247	$65,641	$33,107

The Company maintains multiple stock-based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Unamortized Expense as of	Weighted Average Vesting Term
	2023	2022	2023	2022	September 30, 2023
Time Based Options
2018 Plan	$1,727	$3,234	$3,544	$10,970
2021 Plan	536	672	1,740	2,417
Total Time Based Options Expense	$2,263	$3,906	$5,284	$13,387	$4,977	1.5 years

Return Target Options
2018 Plan	$(2,111)	$—	$18,215	$—
2021 Plan	—	—	3,124	—
Total Return Target Options Expense	$(2,111)	$—	$21,339	$—	$—	0.0 years

LTIP Expense (2018 Plan)	$16	$—	$333	$—

Other equity awards under 2021 Plan
Restricted Stock Units ("RSUs")	$8,760	$7,552	$25,483	$16,524	$104,381	3.1 years
Market Stock Units ("MSUs")	4,632	2,657	12,194	3,065	23,845	3.5 years
Other equity awards under 2021 Plan expense	$13,392	$10,209	$37,677	$19,589	$128,226

Employee Stock Purchase Plan "ESPP"	$340	$131	$1,008	$131

Total Stock-Based Compensation Expense	$13,900	$14,247	$65,641	$33,107	$133,203

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

The Return-Target Options were considered to contain both market (total stockholder return threshold) and performance (exit event) conditions. As such, the award was measured on the date of grant. Since the conditions for vesting related to the Return-Target Options were not met prior to the IPO, no stock-based compensation was recognized in the pre-IPO financial statements of the Company. During the three months ended June 30, 2023, with the filing of a “shelf” registration statement on Form S-3, the market condition and the implied performance condition relating to the Return-Target Options were deemed to be probable.

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

The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of September 30, 2023 were 2,656,023 and 1,342,092, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan (“2021 Plan”)

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of September 30, 2023, there were 35,121,308 shares reserved for issuance under the 2021 Plan. The total number of shares reserved for issuance under the 2021 Plan is increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31st immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

As of September 30, 2023, there were 1,147,846 total options outstanding under the 2021 Plan, consisting of 764,908 Time-Based Options and 382,938 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.

Stock option activity for the three months ended September 30, 2023 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of July 1, 2023	3,499,594	$7.68	6.32	$36,049
Conversion of Return-Target Options to Time-Based Options	9,112	8.58	—	—
Canceled or forfeited	(34,027)	12.40	—	—
Exercised	(53,748)	10.98	—	—
Outstanding at September 30, 2023	3,420,931	$7.59	5.72	$19,393
Vested and expected to vest at September 30, 2023	3,420,931	$7.59	5.72	$19,393
Exercisable as of September 30, 2023	2,968,006	$6.47	5.45	$18,726

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of July 1, 2023	1,909,715	$7.66	6.39	$19,724
Conversion of Return-Target Options to Time-Based Options	(9,112)	8.58	—	—
Canceled or forfeited	(175,573)	9.43	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2023	1,725,030	$7.47	6.03	$9,963
Vested and expected to vest at September 30, 2023	1,725,030	$7.47	6.03	$9,963
Exercisable as of September 30, 2023	—	—	—	—

Stock option activity for the nine months ended September 30, 2023 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	4,251,290	$8.07	6.97	$12,163
Conversion of Return-Target Options to Time-Based Options	9,112	8.58	—	—
Canceled or forfeited	(198,221)	14.43	—	—
Exercised	(641,250)	8.71	—	—
Outstanding at September 30, 2023	3,420,931	$7.59	5.72	$19,393
Vested and expected to vest at September 30, 2023	3,420,931	$7.59	5.72	$19,393
Exercisable as of September 30, 2023	2,968,006	$6.47	5.45	$18,726

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	2,153,264	$8.03	6.97	$6,190
Conversion of Return-Target Options to Time-Based Options	(9,112)	8.58	—	—
Canceled or forfeited	(419,122)	10.34	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2023	1,725,030	$7.47	6.03	$9,963
Vested and expected to vest at September 30, 2023	1,725,030	$7.47	6.03	$9,963
Exercisable as of September 30, 2023	—	—	—	—

Restricted Stock Units ("RSUs")

RSUs under the 2021 Plan granted prior to May 2022 vest 25% each year and become fully vested after four years of service. RSUs under the 2021 Plan granted during or after May 2022 vest 6.25% at the end of each successive quarter and become fully vested after four years of service.

RSU activity for the three months ended September 30, 2023 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2023	9,792,184	$12.42
Granted	614,174	14.54
Canceled or forfeited	(329,852)	13.06
Vested	(996,715)	13.35
Outstanding as of September 30, 2023	9,079,791	$12.44
Expected to vest as of September 30, 2023	9,079,791

RSU activity for the nine months ended September 30, 2023 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	8,085,367	$11.88
Granted	3,915,070	13.89
Canceled or forfeited	(659,753)	13.11
Vested	(2,260,893)	12.74
Outstanding as of September 30, 2023	9,079,791	$12.44
Expected to vest as of September 30, 2023	9,079,791

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

MSU activity for the three months ended September 30, 2023 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2023	2,156,449	$18.83
Granted	36,792	19.44
Canceled or forfeited	(235,411)	18.37
Change in awards based on performance	43,273	14.88
Vested	(105,987)	14.43
Outstanding as of September 30, 2023	1,895,116	$19.07
Expected to vest as of September 30, 2023	1,895,116

MSU activity for the nine months ended September 30, 2023 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	1,209,262	$14.55
Granted	1,446,396	21.01
Canceled or forfeited	(444,979)	16.52
Change in awards based on performance	116,528	14.89
Vested	(432,091)	14.43
Outstanding as of September 30, 2023	1,895,116	$19.07
Expected to vest as of September 30, 2023	1,895,116

2021 Employee Stock Purchase Plan

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of September 30, 2023, 4,573,457 shares of common stock are reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP is increased on January 1st of each calendar year, ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.

The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on (i) the first business day of the offering period or (ii) the last business day of the offering period, whichever is lower. The ESPP is offered to employees in six-month windows, with phases beginning on February 1 and August 1 of each calendar year. For the window that ended on January 31, 2023, employees purchased 111,163 shares at a price of $7.93 per share. For the window that ended on July 31, 2023, employees purchased 162,406 shares at a price of $8.77 per share. After such purchases, 4,299,888 shares were available for future purchase under the ESPP.

12.    Stockholders’ equity

As of September 30, 2023, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended September 30, 2023, the Company issued 1,102,702 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 53,748 shares of common stock for $591, and employees purchased 162,406 shares of common stock through the ESPP. For the nine months ended September 30, 2023, the Company issued 2,692,984 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 641,250 shares of common stock for $5,584 and employees purchased 273,569 shares of common stock through the ESPP.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of September 30, 2023 were approximately $163,905 for periods through 2028.

14.    Net income (loss) per share

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(13,749)	$767	$(2,926)	$3,887
Denominator:
Basic Shares:
Weighted-average shares outstanding	157,055,904	155,389,195	157,691,005	155,007,655
Diluted Shares:
Basic weighted-average shares outstanding	157,055,904	155,389,195	157,691,005	155,007,655
Dilutive effect of stock-based awards	—	1,307,559	—	2,573,914
Weighted-average diluted shares outstanding	157,055,904	156,696,754	157,691,005	157,581,569
Net income (loss) per share
Basic	$(0.09)	$0.00	$(0.02)	$0.03
Diluted	$(0.09)	$0.00	$(0.02)	$0.02

The following potential outstanding equity awards were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented given that their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	5,267,371	5,169,703	5,792,252	4,493,135
Restricted stock units	9,328,583	6,964,588	9,231,891	2,086,980
Market stock units	1,822,258	793,212	1,799,804	284,942
ESPP	202,951	—	45,348	—
Total	16,621,163	12,927,503	16,869,295	6,865,057

15.    Fair value disclosures

Assets and liabilities measured at fair value on a recurring basis

The Company invests in money market funds, which are measured and recorded at fair value on a recurring basis at each reporting period. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.

The following table summarizes our cash equivalents measured at fair value on a recurring basis:

	Fair value hierarchy	Fair value
Money market funds
September 30, 2023	Level 1	$15,132

There were no money market funds included in cash and cash equivalents as of December 31, 2022.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair value due to their short maturities.

Financial instruments

Financial instruments are valued based on observable inputs and classified within Level 2 of the fair value hierarchy. The carrying value of long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 8).

16.    Related-party transactions

The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). For the three months ended September 30, 2023 and 2022, the Company incurred expenses of $0 and $18, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred expenses of $0 and $82, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to VCG as of September 30, 2023 and December 31, 2022 were $0 in both periods.

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended September 30, 2023 and 2022, the Company incurred expenses of $21 and $19, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred expenses of $64 and $56, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amounts due to VEP as of September 30, 2023 and December 31, 2022 were $2 and $13, respectively.

In May 2023, funds affiliated with Vista conducted an underwritten secondary offering of 11,500,000 shares of the Company’s common stock. In June 2023, funds affiliated with Vista sold 5,220,000 shares of the Company’s common stock in a block trade in compliance with Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any proceeds from these sales, but bore the costs associated with therewith (other than underwriting discounts and commissions), which were $1,404 and were recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The Company had other related party transactions with companies owned by Vista Equity Partners that are immaterial individually and in aggregate to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Activity impacting the Company’s restructuring reserves, recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets, for the nine months ended September 30, 2023, was as follows:

Balance at December 31, 2022	$4,315
Restructuring reserve increase	69
Payments and impact of FX	(4,112)
Balance at September 30, 2023	$272

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
•our dependence on integrations with advertising platforms, demand-side providers (“DSPs”), and proprietary platforms that we do not control;
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

As a leading global media measurement and optimization platform, we have deep integrations with all the major advertising and technology platforms including Facebook, Instagram, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, The Trade Desk, X (formerly known as Twitter), Xandr, and Yahoo. Our platform uses advanced artificial intelligence (“AI”) and machine learning (“ML”) technologies to process over 280 billion daily digital interactions globally on average. With this data, we deliver actionable data to our global customers through our easy-to-use reporting platform, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality and drive superior results.

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

Macroeconomic and Geopolitical Conditions

Current adverse macroeconomic and geopolitical conditions, including high interest rates, currency fluctuations, high inflation, changes to fiscal and monetary policy, instability in the financial markets and disruptions in European economies as a result of the war in Ukraine, may adversely affect our results. In response to high levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, have increased interest rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the three and nine months ended September 30, 2023, we incurred foreign exchange gains resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. dollar. In addition, as a result of increased interest rates, the interest rate under our debt instruments has increased from 4.6% at September 30, 2022 to 7.3% at September 30, 2023, increasing our cost of capital.

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

Expand Customer Base Internationally

Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in an 8% growth in revenue year-over-year for the year ended December 31, 2022. We believe that Latin America, the Nordics and the APAC region may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow in EMEA and APAC. We view ourselves as well-positioned to continue penetrating these markets given our market-leading global footprint.

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

Key Business Metrics

In addition to our U.S. GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The key business metrics presented are based on our advertising customers, as revenue from these customers represents substantially all the revenue. We previously provided the number of total advertising customers (as of the end of the applicable period) as a key business metric, however, starting with the second quarter of 2023, we have discontinued this metric as we no longer use it to evaluate our business or measure our performance.

The following table sets forth our key performance indicators for the periods set forth below:

	September 30,
	2023	2022
Net revenue retention of advertising customers (%) (as of the end of the period)	116%	120%
Total number of large advertising customers (as of the end of the period)	219	184

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

Our net revenue retention of advertising customers decreased from 120% as of September 30, 2022 to 116% as of September 30, 2023. The decrease in the net revenue retention of advertising customers as of September 30, 2022 compared to September 30, 2023 was primarily due lower advertising revenue growth during the trailing-twelve-month period of 19% in 2023 compared to 25% in 2022.

Total number of large advertising customers

Historically, our revenue has been primarily driven by large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise, and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross-sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased from 184 as of September 30, 2022 to 219 as of September 30, 2023. As macroeconomic conditions fluctuate, there is no guarantee that we will continue to see an increase of large advertising customers. Revenue from large advertising customers represented 85% of our total advertising revenue (measurement and optimization revenue) for the trailing-twelve-month period ended September 30, 2023, 84% for the trailing-twelve-month period ended December 31, 2022, and 81% for the trailing-twelve-month period ended September 30, 2022.

Components of Results of Operations

Revenue

We derive revenue from advertisers (buy-side) and publishers (sell-side). Our post-bid measurement (formerly referred to as advertiser direct) solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability for ads on desktop, mobile, CTV, social, display, audio, gaming and video platforms. Our pre-bid optimization (formerly referred to as programmatic) solutions are directly integrated with DSPs to help optimize return on ad spend by directing budgets to the best available inventory. Our publisher solutions drive yield by identifying high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted on a global basis.

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

Interest expense, net

Interest expense, net. Interest expense, net consists primarily of interest payments on our outstanding borrowings under our Credit Agreement (as defined below) and amortization of related debt issuance costs net of interest income.

Employee retention tax credit

Employee retention tax credit. Employee retention tax credit was recognized in 2022 in connection with our submission for employee retention credits under the CARES Act.

Benefit (provision) from income taxes

Benefit (provision) from income taxes. The benefit (provision) from income taxes resulted primarily from the current period book income (loss) multiplied by the effective tax rate.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$120,331	$101,343	$340,074	$290,913
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	25,599	19,171	71,100	53,864
Sales and marketing	29,604	28,190	87,566	77,961
Technology and development	17,211	19,459	53,850	54,071
General and administrative	22,611	20,150	85,673	56,081
Depreciation and amortization	14,027	12,617	40,373	37,585
Foreign exchange loss, net	2,078	4,064	931	3,503
Total operating expenses	111,130	103,651	339,493	283,065
Operating income (loss)	9,201	(2,308)	581	7,848
Interest expense, net	(3,109)	(2,619)	(9,747)	(5,859)
Employee retention tax credit	—	6,981	—	6,981
Net income (loss) before income taxes	6,092	2,054	(9,166)	8,970
Benefit (provision) from income taxes	(19,841)	(1,287)	6,240	(5,083)
Net income (loss)	$(13,749)	$767	$(2,926)	$3,887
Net income (loss) margin	(11)%	1%	(1)%	1%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	21%	19%	21%	19%
Sales and marketing	25%	28%	26%	27%
Technology and development	14%	19%	16%	19%
General and administrative	19%	20%	25%	19%
Depreciation and amortization	12%	12%	12%	13%
Foreign exchange loss, net	2%	4%	—%	1%
Total operating expenses	92%	102%	100%	97%
Operating income (loss)	8%	(2)%	—%	3%
Interest expense, net	(3)%	(3)%	(3)%	(2)%
Employee retention tax credit	—%	7%	—%	2%
Net income (loss) before income taxes	5%	2%	(3)%	3%
Benefit (provision) from income taxes	(16)%	(1)%	2%	(2)%
Net income (loss)	(11)%	1%	(1)%	1%

Comparison of the Three Months Ended September 30, 2023 and 2022

(in thousands, except percentages)	Three Months Ended September 30,
	2023	2022	$ change	% change
Revenue	$120,331	$101,343	$18,988	19%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	25,599	19,171	6,428	34%
Sales and marketing	29,604	28,190	1,414	5%
Technology and development	17,211	19,459	(2,248)	(12)%
General and administrative	22,611	20,150	2,461	12%
Depreciation and amortization	14,027	12,617	1,410	11%
Foreign exchange loss, net	2,078	4,064	(1,986)	(49)%
Total operating expenses	111,130	103,651	7,479	7%
Operating income (loss)	9,201	(2,308)	11,509	(499)%
Interest expense, net	(3,109)	(2,619)	(490)	19%
Employee retention tax credit	—	6,981	(6,981)	(100)%
Net income before income taxes	6,092	2,054	4,038	197%
Provision for income taxes	(19,841)	(1,287)	(18,554)	1,442%
Net income (loss)	$(13,749)	$767	$(14,516)	(1,893)%

Revenue

Total revenue increased by $19.0 million, or 19%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

(in thousands, except percentages)	Three Months Ended September 30,
	2023	2022	$ change	% change
Optimization revenue (f/k/a programmatic revenue)	$56,998	$47,067	$9,931	21%
Measurement revenue (f/k/a advertiser direct revenue)	47,822	38,955	8,867	23%
Publisher revenue (f/k/a supply side revenue)	15,511	15,321	190	1%
Total revenue	$120,331	$101,343	$18,988	19%

Total revenue for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 increased due to a significant increase in our optimization revenue (formerly referred to as programmatic) of $9.9 million, or 21%, attributable to growth in volume of impressions of 19% and the acquisition of a number of new large customers. Revenue from our measurement customers (formerly referred to as advertiser direct) of $8.9 million, or 23%, reflecting growth in volume of impressions of 25% and the acquisition of a number of new large customers. The average CPMs for both measurement and optimization customers were consistent for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Operating expenses

Cost of Revenue. Cost of revenue increased by $6.4 million, or 34%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was driven by an increase in hosting fees of $3.7 million, and an increase of $2.6 million in revenue share to our DSP partners on account of our growth in optimization revenue.

Sales and marketing. Sales and marketing expenses increased by $1.4 million, or 5%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was due to an increase in stock-based compensation expense of $1.3 million, an increase in compensation expenses of $0.6 million due to higher revenue growth, and increases in advertising and travel expenses of $0.7 million with the return to in-person events. These increases were partially offset by a decrease in restructuring costs of $1.0 million. The remaining increase in sales and marketing expenses is aggregated from several immaterial variances.

Technology and development. Technology and development expenses decreased by $2.2 million, or 12%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease was due to a decrease in compensation expenses of $2.8 million, as a result of higher capitalization of labor due to long-term investments in our product, a decrease in stock-based compensation expense of $0.3 million and a decrease of $0.5 million in professional service fees. These decreases were partially offset by increases in software application expenses of $0.7 million, and increases in restructuring costs of $0.8 million. The remaining decrease in technology and development expenses is aggregated from several immaterial variances.

General and administrative. General and administrative expenses increased by $2.5 million, or 12%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was due to an increases in compensation expenses of $2.0 million, an increase in professional and contractor fees incurred for accounting, legal and other services of $0.6 million, an increase in bad debt expense of $0.8 million and an increase of $0.3 million in software application expenses. This was partially offset by decreases in stock-based compensation expense of $1.4 million. The remaining increase in general and administrative expenses is aggregated from several immaterial variances.

Depreciation and amortization. Depreciation and amortization expenses increased by $1.4 million, or 11%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase results from an increase in amortization expense related to capitalization of internal-use software of $1.6 million, offset by a decrease in amortization expense for intangible assets of $0.2 million.

Foreign exchange loss, net. Foreign exchange loss, net decreased $2.0 million, or 49% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The loss resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense, net increased by $0.5 million, or 19%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in interest expense, net was attributable to increases in the interest rate on the Revolver from 4.6% at September 30, 2022 to 7.3% at September 30, 2023 driven by the macroeconomic environment, partially offset by lower interest due to repayment on our outstanding debt and higher interest income on our cash balances.

Employee retention tax credit

Employee retention tax credit. There was no Employee retention tax credit for the three months ended September 30, 2023. For the three months ended September 30, 2022, the Employee retention tax credit was $7.0 million. The employee retention tax credits were filed in 2022 pursuant to the CARES Act.

Provision for income taxes

Provision for income taxes. Provision for income taxes increased by $18.6 million, or 1,442%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The tax provision increased mainly due to non-deductible executive compensation pursuant to Section 162(m) of the Internal Revenue Code and discrete items, including stock-based compensation.

Comparison of the Nine Months Ended September 30, 2023 and 2022

(in thousands, except percentages)	Nine Months Ended September 30,
	2023	2022	$ change	% change
Revenue	$340,074	$290,913	$49,161	17%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	71,100	53,864	17,236	32%
Sales and marketing	87,566	77,961	9,605	12%
Technology and development	53,850	54,071	(221)	—%
General and administrative	85,673	56,081	29,592	53%
Depreciation and amortization	40,373	37,585	2,788	7%
Foreign exchange loss, net	931	3,503	(2,572)	(73)%
Total operating expenses	339,493	283,065	56,428	20%
Operating income (loss)	581	7,848	(7,267)	(93)%
Interest expense, net	(9,747)	(5,859)	(3,888)	66%
Employee retention tax credit	—	6,981	(6,981)	(100)%
Net income (loss) before income taxes	(9,166)	8,970	(18,136)	(202)%
Benefit (provision) from income taxes	6,240	(5,083)	11,323	(223)%
Net income (loss)	$(2,926)	$3,887	$(6,813)	(175)%

Revenue

Total revenue increased by $49.2 million, or 17%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

(in thousands, except percentages)	Nine Months Ended September 30,
	2023	2022	$ change	% change
Optimization revenue (f/k/a programmatic revenue)	$160,847	$135,537	$25,310	19%
Measurement revenue (f/k/a advertiser direct revenue)	133,433	110,210	23,223	21%
Publisher revenue (f/k/a supply side revenue)	45,794	45,166	628	1%
Total revenue	$340,074	$290,913	$49,161	17%

Total revenue for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 increased due to an increase in our optimization revenue of $25.3 million, or 19%, attributable to growth in volume of impressions of 14% as well as the acquisition of a number of new large customers. Revenue from our measurement customers increased $23.2 million, or 21%, reflecting growth in volume of impressions of 23% as well as the acquisition of a number of new large customers. The average CPMs for both measurement and optimization customers were consistent for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Operating expenses

Cost of Revenue. Cost of revenue increased by $17.2 million, or 32%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was driven by an increase in hosting fees of $11.2 million, an increase in revenue share to our DSP partners related to our growth in optimization revenue of $4.9 million and an increase in compensation expenses of $0.5 million.

Sales and marketing. Sales and marketing expenses increased by $9.6 million, or 12%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was due to an increase in stock-based compensation expense of $7.2 million, an increase in compensation expenses of $2.5 million due to higher revenue growth, and increases in advertising and travel expenses of $2.2 million with the return to in-person events. These increases were partially offset by a decrease in restructuring costs of $2.3 million. The remaining increase in sales and marketing expenses is aggregated from several immaterial variances.

Technology and development. Technology and development expenses were relatively flat for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was due to a decrease in compensation expenses of $8.4 million, as a result of higher capitalization of labor due to long-term investments in our product and decreases in professional and other fees of $0.7 million. Partially offset by increased stock-based compensation expense of $6.5 million, increases in software application expenses of $1.3 million and an increase in restructuring costs of $1.2 million. The remaining increase in technology and development expenses is aggregated from several immaterial variances.

General and administrative. General and administrative expenses increased by $29.6 million, or 53%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was attributable to increases in stock-based compensation expense of $18.8 million, compensation expenses of $5.8 million, professional fees incurred for audit, tax, legal and other services, including our Form S-3 filing and the secondary underwritten offering, of $4.0 million, and an increase in bad debt expense of $1.6 million. These increases were partially offset by a decrease in restructuring severance costs of $0.5 million. The remaining increase in general and administrative expenses is aggregated from several immaterial variances.

Depreciation and amortization. Depreciation and amortization expenses increased by $2.8 million, or 7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase results from an increase in amortization expense related to capitalization of internal-use software of $3.5 million, offset by a decrease in amortization expense for intangible assets of $0.8 million and depreciation expense for property, plant and equipment of $0.1 million.

Foreign exchange loss, net. Foreign exchange loss, net decreased $2.6 million, or 73% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The loss resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense, net increased by $3.9 million, or 66%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in interest expense, net was attributable to increases in the interest rate on the Revolver from 4.6% at September 30, 2022 to 7.3% at September 30, 2023 driven by the macroeconomic environment, partially offset by lower interest due to repayment on our outstanding debt and higher interest income on our cash balances.

Employee retention tax credit

Employee retention tax credit. There was no Employee retention tax credit for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the Employee retention tax credit was $7.0 million. The employee retention tax credits were filed in 2022 pursuant to the CARES Act.

Benefit (provision) from income taxes

Benefit (provision) from income taxes. Benefit (provision) from income taxes increased by $11.3 million, or 223%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The tax benefit increased mainly due to generation of book loss for the nine months ended September 30, 2023 as compared to book income for the nine months ended September 30, 2022, and non-deductible executive compensation pursuant to Section 162(m) of the Internal Revenue Code and discrete items including stock-based compensation.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. We define Adjusted EBITDA as net income (loss) before depreciation and amortization, stock-based compensation, interest expense, income taxes, acquisition, restructuring and integration costs, employee retention tax credit, foreign exchange gains and losses and other one-time, non-recurring costs. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with U.S. GAAP.

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

Adjusted EBITDA

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(13,749)	$767	$(2,926)	$3,887
Depreciation and amortization	14,027	12,617	40,373	37,585
Stock-based compensation	13,900	14,247	65,641	33,107
Interest expense, net	3,109	2,619	9,747	5,859
Provision (benefit) from income taxes	19,841	1,287	(6,240)	5,083
Acquisition, restructuring and integration costs	1,353	1,518	2,974	4,396
Foreign exchange loss, net(1)	2,078	4,064	931	3,551
Employee retention tax credit	—	(6,981)	—	(6,981)
Asset impairments and other costs	11	6	1,517	55
Adjusted EBITDA	$40,570	$30,144	$112,017	$86,542
Revenue	$120,331	$101,343	$340,074	$290,913
Net income (loss) margin	(11)%	1%	(1)%	1%
Adjusted EBITDA margin	34%	30%	33%	30%

(1)The adjustment for foreign exchange loss, net, was effective for the three months ended June 30, 2022 and periods thereafter. Adjusted EBITDA has not been recast for this adjustment for periods prior to June 30, 2022, because such adjustments would have been immaterial in such periods.

Liquidity and Capital Resources

General

We believe existing cash equivalents of $92.2 million, which includes cash generated from operations of $74.1 million in the nine months ended September 30, 2023 along with the $125.0 million available credit balance pursuant to our Revolving Credit agreement (as described further below) as of September 30, 2023, will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months.

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through March 2027 and the total non-cancelable payments under these leases were $33.3 million as of September 30, 2023. Total non-cancelable purchase commitments related to hosting services as of September 30, 2023 were $163.9 million for periods through 2026.

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

On June 23, 2023, the Company entered into the First Amendment to Credit Agreement, which changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The First Amendment to Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. Following the First Amendment, the interest rates applicable to the Revolver under the Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate (as defined in the Credit Agreement), (b) the Federal Funds Effective Rate plus 0.5%, and (c) Adjusted Term SOFR, which is calculated as the sum of (i) term SOFR as published by the Federal Reserve Bank of New York for a one-month Interest Period and (ii) a credit spread adjustment of 0.10% per annum (subject to a floor of 0.0%) (each term as defined in the Credit Agreement) plus 1%, or (ii) in the case of RFR Loans (as defined in the Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the Credit Agreement) or (y) the applicable Term RFR (as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranges from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The company also pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The interest rate at September 30, 2023 was 7.3%.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of September 30, 2023, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

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

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$74,118	$47,560
Net cash used in investing activities	(25,493)	(12,472)
Net cash used in financing activities	(42,180)	(29,195)
Net increase in cash and cash equivalents, and restricted cash	$6,445	$5,893
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,330)	(5,396)
Cash, cash equivalents, and restricted cash, at beginning of period	89,671	76,078
Cash, cash equivalents and restricted cash, at end of period	$94,786	$76,575

Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $74.1 million, resulting from a net loss of $2.9 million adjusted for non-cash expenses of depreciation and amortization of $40.4 million, stock-based compensation of $65.6 million, bad debt expense of $2.2 million, amortization of debt issuance costs of $0.3 million and unrealized foreign currency losses of $0.6 million, partially offset by a decrease in working capital of $14.1 million, and a deferred tax benefit of $18.0 million.

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

Investing Activities

Cash used in investing activities was $25.5 million for the nine months ended September 30, 2023, reflecting capitalized costs related to our internal use software of $23.5 million, and the purchase of property and equipment of $2.0 million.

Cash used in investing activities was $12.5 million for the nine months ended September 30, 2022, reflecting capitalized costs related to our internal use software of $10.0 million, payment of $1.6 million for Context and Amino Payments acquisitions, and the purchase of property and equipment of $0.9 million.

Financing Activities

Cash used in financing activities was $42.2 million for the nine months ended September 30, 2023, due to a net repayment of outstanding long-term debt of $50.0 million, offset by receipt of $5.6 million for stock options exercised and $2.2 million for share purchases under the ESPP.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, U.K., Ireland, France, Germany, Italy, Spain, Singapore, Australia, Japan, India and the Nordics. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the nine months ended September 30, 2023, a hypothetical 10% increase of the exchange rate between the U.S. Dollar and foreign currencies applicable to our business, with the U.S. Dollar strengthening, would have resulted in a negative impact on net loss of approximately $6.1 million.

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

The Federal Reserve may further raise the federal funds rate, which may result in downstream impacts to global exchange rates and further adverse impacts to our reported results. As of September 30, 2023, we had total outstanding debt of $175.0 million under our Revolver. Based on these amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $1.8 million or a benefit of $1.8 million, respectively.

As of September 30, 2023, our exposure due to changes in interest rates related to investment income from our investment portfolio of cash equivalents is not material due to the nature and amount of our money market funds. A hypothetical 100-basis point increase or decrease in interest rates would have no material effect on our interest income and financial results.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2023.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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

We continued remediation efforts through the quarter ended September 30, 2023, with the following actions designed to strengthen our control environment:

•Continued to engage a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting;
•Worked with experienced personnel to oversee our internal controls program and work with management in its design and implementation of internal control over financial reporting;
•Hired additional experienced accounting and finance resources to support the operation of key internal control over financial reporting;
•Formalized the design of our control framework and established an ongoing testing program in compliance with the Sarbanes-Oxley Act of 2002, as amended, that supports Management’s assessment of internal controls;
•Established an ongoing program to provide appropriate training to our team members on internal control over financial reporting;
•Developed detailed action plans to address control deficiencies identified across business processes and financial systems impacting our financial reporting;
•Implemented a new ERP system to help streamline processes, increase automated controls, and enforce segregation of duties; and
•Performed a comprehensive segregation of duties assessment over key systems for financial reporting and mitigating actions are in process of being implemented.

While we believe that these efforts will improve our internal control over financial reporting, we will not be able to conclude whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

As of September 30, 2023, there were instances where controls had not yet operated for a sufficient period of time to conclude that they are effective as of period-end. In addition, there are additional remedial actions in progress to further enhance systems and the related controls that support our internal control over financial reporting. These actions are subject to ongoing senior management review as well as audit committee oversight and we may conclude that additional measures are required to remediate the material weaknesses. We will continue to monitor progress and make any changes to the remediation plan as necessary.

While we are performing remediation activities to strengthen our controls, the material weaknesses will not be considered remediated until management completes the implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will continue to monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the remediation plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control over Financial Reporting

As described above in the “Management’s Remediation Efforts” section, there were changes during the three months ended September 30, 2023, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Integral Ad Science Holding Corp. (Registrant)

Date: November 2, 2023	By:	/s/Tania Secor
Tania Secor
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)