Form 10-K
period 2023-12-31
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2024-02-27
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
(Address of Principal Executive Offices including zip code)
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

Large accelerated filer	☒	Accelerated filer	☐	Non-Accelerated Filer	☐
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to it management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $1,411 million based on the closing sales price of the common stock as reported on Nasdaq.
On February 23, 2024, the registrant had 159,520,093 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

INTEGRAL AD SCIENCE HOLDING CORP.
FORM 10-K
For the Fiscal Year Ended December 31, 2023

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
• our ability to provide digital or cross-platform analytics;
•our failure to maintain or achieve industry accreditation standards;
• our dependence on integrations with advertising platforms, demand side providers (“DSPs”), and proprietary platforms that we do not control;
• our ability to compete successfully with our current or future competitors in an intensely competitive market;
• our inability to use software licensed from third parties;
• our international expansion;
•our ability to expand into new channels;
•our ability to sustain our profitability and revenue growth rate;
• risks that our customers do not pay or choose to dispute their invoices;
• risks of material changes to revenue share agreements with certain DSPs;
• our dependence on the overall demand for advertising;
•our ability to effectively manage our growth;
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
• our ability to maintain our corporate culture;
•public health outbreaks, epidemics, pandemics, or other public health crises;
•risks posed by earthquakes, fires, floods, and other natural catastrophic events;
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

Part I.
Item I. Business
Our Company
Integral Ad Science Holding Corp. (together with its subsidiaries, "IAS," the "Company" or "we") is a leading global media measurement and optimization platform. Our mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms.
With our cloud-based technology platform and the actionable insights it provides, we deliver independent measurement and verification of digital advertising to over 2,000 advertising customers across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, video and emerging media like audio and gaming. Our Quality Impressions® is a proprietary metric that helps ensure media quality standards. To be counted as a Quality Impression, a digital ad must be viewable by a real person rather than a bot in a brand-safe and suitable environment within the correct geography. The viewability and invalid traffic filtration aspects of a Quality Impression are accredited by the Media Rating Council ("MRC") across desktop and mobile platforms. For a definition of advertising customers, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics."
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
Our platform uses advanced artificial intelligence ("AI") and machine learning ("ML") technologies to process on average over 280 billion daily digital interactions around the world, as of December 31, 2023. With this data, we deliver actionable information to our global customers through our easy-to-use reporting platform, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality and drive superior results.
We serve customers globally via our 17 offices in 12 countries. Our efficient go-to-market strategy has fueled our growth and ability to serve our customers. Our net revenue retention rates of advertising customers were 116%, 118% and 128% for the years ended December 31, 2023, 2022 and 2021, respectively. For a definition of net revenue retention, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics."
The digital advertising market is expected to reach $835 billion in global spend by 2026, growing at a compound annual growth rate of 8% from 2022 to 2026, according to eMarketer. We intend to capitalize on this opportunity through our measurement, optimization, and publisher solutions. We believe that growing our global customer base represents a significant long-term opportunity, especially for markets outside of the United States and Western Europe.
Our Industry
We believe that IAS is well-positioned to benefit from several significant digital marketing trends and shifts in consumer behavior, including:

Significant Growth in Digital Media Usage and Ad Spend According to eMarketer, U.S. adults were expected to spend over 12 hours per day with media in 2023, of which 62.5% were expected to be spent with digital media. That share is expected to increase to almost 65% by 2025. Additionally, eMarketer estimates that global digital ad spending will approach $700 billion in 2024 and will exceed $835 billion by 2026. As consumers spend even more time online, we believe that this shift will fuel continued growth in ad spend across all digital channels.
Increased Focus on Marketing Efficiency Marketers are increasingly aware of wasted media spend related to ad fraud (for example, when ads are served to bots or non-human traffic instead of real people) or viewability issues (for example, when ads are served but never viewed by a person). The latest Juniper Research reports that 22% of ad spend was wasted on ad fraud in 2023. They estimate that advertisers will lose approximately $172 billion in annual ad spend to ad fraud by 2028.
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
Acceleration of Ad-Supported CTV According to eMarketer, U.S. consumers are watching more digital video and CTV programming, spending approximately 53% of their total digital video time on CTV and other connected devices in 2023. The COVID-19 pandemic accelerated what we believe will be ongoing consumer and advertiser adoption. According to eMarketer, U.S. CTV ad spend is expected to increase substantially from $25.1 billion in 2023 to $40.9 billion in 2027. With more CTV ad inventory available, we believe this will drive greater demand for verification solutions to ensure that larger ad budgets are deployed effectively and efficiently.
Changing Regulatory Landscape and Importance of Contextual Avoidance and Targeting With increased attention on user privacy and the deprecation of third-party cookies, context-based advertising has emerged as a necessary tool for brands. Updated regulations, such as the general data protection regulation ("GDPR"), the California Consumer Privacy Act (the "CCPA") and the California Privacy Rights Act (the “CPRA”), have increased complexity surrounding personal data and cookie usage. Our leading Context Control solution uses semantic language technology to determine the context, sentiment, and emotion of digital content. With these sophisticated tools available, we expect more advertisers to adopt contextual targeting instead of audience data.
Growth of Programmatic Advertising Programmatic advertising, the automated buying and selling of digital ads, has grown tremendously by helping marketers to optimize performance and pricing through real-time signals. According to eMarketer, U.S. programmatic digital display ad spending is expected to grow from $133 billion in 2023 to $169 billion in 2025. Programmatic buying enables advertisers to target the highest value inventory in real-time to reach their audience faster and more efficiently. However, programmatic advertising is heavily susceptible to fraud, viewability, and brand safety and suitability risks, given the speed and opacity of the transaction process. According to eMarketer, ensuring/maximizing return on ad spend was ranked as the second highest concern among advertisers in 2023, which cannot happen with wasted spend on ad fraud.
Our Market Opportunity
We believe there is significant market opportunity to provide advertisers, agencies, publishers, and platforms with measurement, optimization, and publisher solutions that address viewability, brand safety and suitability, ad fraud prevention, contextual targeting, reporting, and inventory yield management. Based on a March 2021 analysis by Frost & Sullivan, we estimate the global market opportunity for our ad verification solutions to be $9.5 billion and expect it to grow at a 16.2% compound annual growth rate ("CAGR") from 2021 to 2025. We aim to work with top 500 global advertisers by targeting high-spend verticals and brands with a natural sensitivity for brand safety, brand suitability, and return on ad spend (“ROAS”) needs. We believe we can increase our market share by strengthening our relationship with the leading social platforms, enhancing our programmatic solutions, deriving benefit from our broad global position, and leveraging our differentiated data science and market-leading contextual capabilities.

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
Our statement that we are a leading digital media quality and advertising verification company is based on an independent third-party market study by Frost & Sullivan we commissioned in 2021. The study shows we are a leader in global market share by revenue, including leading in international markets such as Europe, Middle East, and Africa ("EMEA") and Asia and Pacific ("APAC") by revenues in those regions, respectively.
Our Strengths
We believe that the following capabilities reflect our strengths and competitive advantages.
Comprehensive suite of ad verification solutions
As consumers watch more video-formatted content from both professional and user-generated sources, IAS has invested in new technologies for scanning and classifying video content as safe and suitable for each advertiser’s campaign objectives.
IAS Quality Impressions® is our proprietary metric that helps ensure media quality standards. To be counted as a Quality Impression®, a digital ad must be viewable by a real person rather than a bot in a brand-safe and suitable environment within the correct geography. The viewability and invalid traffic filtration aspects of a Quality Impression are accredited by the MRC across desktop and mobile platforms. Additionally, our leading contextual capability, Context Control, helps brands avoid and target content based on their specific values or campaign objectives. Our technology is designed to determine sentiment and emotional classification of content at a global scale. For publishers, we help them increase the monetization of their advertising inventory. Our solutions are available across digital channels, ad formats, purchase methods, and devices.
IAS also offers a Quality Attention metric, which is designed to measure attention by evaluating many factors including time-in-view (“TIV”), share of screen, and ad interaction. With Quality Attention, advertisers can optimize campaigns and maximize attention.
Additionally, IAS offers a Quality Impressions® cost per thousand impressions ("CPM") metric, helping advertisers understand the most cost-efficient paths to the highest quality media, such as the achievement of Quality Impressions® within programmatic environments such as Google’s Display and Video 360.
Integrations throughout the digital marketing ecosystem
Operating globally, we are integrated directly with advertisers, publishers, and platforms including DSPs and ad networks to ensure our solutions are available regardless of where our customers decide to transact.
Long-standing industry partnerships and relationships
Our ability to drive transparency, media quality, and brand safety allows us to be a trusted partner to some of the largest technology and advertising platforms. Our integration partners, such as Facebook, Instagram, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, The Trade Desk, X, Xandr, and Yahoo account for the majority of digital advertising budgets and directly incorporate our solutions in their platforms to provide for independent verification, measurement, and optimization. We do not generate material revenue directly from our arrangements with our integration partners. We generate revenue by charging a CPM based on the volume of purchased digital ads that we analyze for our advertiser and publisher customers, including customers that utilize our integration partners for their ad campaigns. Our solutions help advertisers to measure consumer interactions with their brands across platforms. Additionally, we work closely with industry organizations and accreditation/certification groups, including the Audit Bureau of Circulations (the “ABC”), the Global Alliance for Responsible Media (the “GARM”), the Interactive Advertising Bureau (the “IAB”), the MRC, and the Trustworthy

Accountability Group (the “TAG”). We are certified by the ABC for viewability. We are accredited by the MRC for our proprietary metric, Quality Impressions®, as well as our Display and Video Total Impressions and Viewable Impression Statistics, Campaign Monitor and Firewall Verification Services, and Sophisticated Invalid Traffic Detection and Filtration. We have also achieved MRC accreditation for impression and viewability measurement and reporting of display and video ads across Meta and Instagram. We have received the industry's first accreditation for CTV video viewable impressions from the MRC in 2023. To extend and maintain our MRC accreditations, we participate in annual audits across our solutions that are conducted by an independent third-party and ensure we align with MRC standards. IAS is certified for TAG’s "Certified Against Fraud," "Brand Safety Certified," and, most recently in 2023, TAG's "Certified for Transparency."
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
Diverse, loyal, and global customer base
We work with many of the largest global marketers and media companies who want a single verification partner to serve their global needs. From 2012 through 2023, our average customer tenure for our top 100 customers was 8.4 years. We have also grown our customer relationships over time by offering additional products. However, we operate in a competitive and evolving industry, and there can be no assurance that we will be able to effectively retain our existing customers or attract new customers. See Part I, Item IA, "Risk Factors - Risks Relating to our Business and Strategy."
Large and growing dataset driving unique customer insights
We collect trillions of data events per month, which provide us with a comprehensive view of digital ad transactions. Our data science capabilities harness unique, actionable data for our customers to improve the effectiveness of their advertising campaigns. Our platform and architecture are highly scalable and capable of ingesting 280 billion web transactions per day on average with exceptional performance and reliability.
Our Growth Strategy
We believe this is the early stage of our growth and that we are at an inflection point in the advertising industry.
We intend to capitalize on our leading brand and competitive positioning to pursue several long-term growth strategies:
•Innovate and Develop New Products for Key High-Growth Segments
◦Optimization. We aim to deliver greater performance on programmatic ad buying via innovative solutions including attention, contextual targeting and brand safety and suitability. These solutions include traditional open-web media buying and select retail-media platforms.
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
•Acquire New Customers and Increase Market Share We aim to work with top 500 global advertisers, as well as mid-tier performance-based advertisers, by targeting high-spend verticals and brands with a natural sensitivity for brand safety, brand suitability, and ROAS needs. We believe we can increase our market share by strengthening our relationship with the leading social platforms, enhancing our optimization solutions, deriving benefit from our broad global position, and leveraging our differentiated data science and market-leading contextual capabilities.
•Expand Customer Base Internationally Global marketers are investing in more sophisticated verification strategies, and we believe there is growing demand for our solutions internationally, especially in the Latin America, EMEA and APAC regions.
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
Our Quality Impressions® is a proprietary metric that helps ensure media quality standards. To be counted as a Quality Impression, a digital ad must be viewable by a real person rather than a bot in a brand-safe and suitable environment within the correct geography. The viewability and invalid traffic filtration aspects of a Quality Impression are accredited by the MRC across desktop and mobile platforms.
Our Context Control solution delivers contextual targeting and brand suitability capabilities. Context Control is powered by our cognitive semantic-based technology, helping advertisers achieve better contextual matching and brand suitability at scale. With over 600 contextual targeting and avoidance segments that can be customized, Context Control helps ensure ads are displayed in the best-suited environments.
Our ad solutions serve both buyers and sellers. We provide pre-bid optimization solutions, post-bid measurement solutions, and publisher solutions. Our solutions can measure and verify ad fraud, viewability, brand safety and suitability, and geography for digital ad campaigns by analyzing media across formats including text, audio, and even direct video analysis.
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
Brand Safety and Suitability: We help marketers manage their brand reputations and avoid issues by ensuring that ads run adjacent to content that meets their specific standards. We are able to scan and score any form of media (text, audio, and video) directly. Our solutions include customized scoring and risk thresholds aligned with the GARM framework for brand safety, pre-bid filtering and targeting, and post-bid blocking and monitoring. These tools can be customized to an advertiser’s specific risk tolerance with our granular content scoring across high-risk standard categories such as adult, alcohol, gambling, hate speech, illegal downloads, illegal drugs, offensive language, and violence. Additionally, we offer advertisers even more flexibility and precise controls to avoid or target certain placements based on over 600 contextual categories, including:
•Topical: avoid or target specific topics such as sensitive social issues or natural disasters;
•Verticalized: avoid or target industry-specific coverage such as automotive, finance, and retail;
•Seasonal: target content for seasonal and national holidays;
•Audience proxy: target endemic content to reach desired audiences without the use of third-party cookies; and
•Brand-specific: avoid negative sentiment associated with a specific brand name.
Geography: With a significant and growing number of global customers, we serve many advertisers that target their campaigns to specific geographic regions based on the localized content or language of the ad, or for compliance requirements. With customers currently activating our solutions globally, we give advertisers confidence in their geographic targeting, ensuring that ads only run in their intended regions.
Reporting: Our platform processes data to provide advanced analytics and reporting for our customers. Our specialized reporting via IAS Signal provides customers with a clear view of campaign performance including ad fraud, viewability, brand safety and suitability, and geography across all channels and formats. We produce specialized reports, offering in-depth insights and enabling our clients to take action to optimize their media spend.
Advertiser solutions
Our pre-bid optimization and post-bid measurement and verification solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile in-app, social, and CTV platforms. For desktop, we also have the powerful ability to block ads in real-time and protect brands from fraud.
Our pre-bid optimization solutions are directly integrated with DSPs to help optimize ROAS by directing budget to the best available inventory. It operates in the bid-stream in real-time where standard and custom segments are built into the DSP to project which inventory will meet the advertisers brand safety and suitability criteria, be free from fraud, and be most viewable. We can also build in custom segments for targeting, which is increasingly important as the industry moves away from cookies and other forms of identity-based tracking. Our contextual ability is enabled through our deep integrations with all major DSPs.

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
Our Publica business provides products to streaming publishers and original equipment manufacturers to manage and forecast their ad inventory, maximize yield and provide a best-in-class TV experience for their viewers and advertisers alike. Key Publica products and features include a Unified Auction, Ad Server and a Server-Side Ad Insertion ("SSAI") solution designed for the scale and complexity of the programmatic CTV ecosystem. Publica by IAS was awarded Best Video Ad Server by Digiday and Best CTV Ad Server by VideoWeek in 2023.
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
•Deep machine learning and image analysis of text, audio, and video content allows IAS to recognize visual cues on-screen for categorizing into brand safety and suitability, as well as contextual targeting
•Providing brand safety capabilities customizable to an advertiser’s specific risk tolerance through granular content scoring across the GARM framework (i.e., adult, alcohol, gambling, hate speech,

illegal downloads, illegal drugs, offensive language, and violence), enabling brands to control the context in which their ads appear
•Delivering precise controls to advertisers and the flexibility to avoid or target certain context through a multi-tier solution that offers over 600 categories:
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
•Our contextual technology underlies our distinct brand safety and suitability capabilities
•We have leading cognitive semantic-based solutions that enable customers to match ads with relevant online content at the page level, powered by a large knowledge graph, this semantic technology can detect sentiment and emotion, through natural language understanding and machine cognition, our technology delivers near-human comprehension of online content, providing context at scale
•We have image and video-scanning capabilities that can recognize activities, celebrities, logos, and unsafe brand content
Our platform offers comprehensive, real-time signals for measurement and optimization within programmatic advertising. This capability enables advertisers to optimize their programmatic buys pre-bid. Through a DSP, advertisers can use our real-time signals integrated in the transaction stream to optimize for viewable, fraud-free, brand safe and suitable, and contextually relevant content.
Technology operates at the core of our solutions, and innovation is deeply embedded throughout our corporate culture. Across our global footprint, we maintain a presence in key technology hubs across the world, including New York, NY, Chicago, IL, San Francisco, CA, Paris, France, Dublin, Ireland, and Pune, India. We employ a global data science team to improve our competitive strength in the advertising technology market, enhance our software platforms, and deliver unique insights for our customers.
Our platform is capable of ingesting considerable volumes of unstructured and structured data and leverages our data science expertise to derive unique insights for our customers. As the advertising industry continues to rapidly evolve, we will facilitate the development and integration of new features and solutions into our platform, ensuring we meet or exceed our customers’ requirements. Our platform is seamlessly integrated with key areas of the advertising ecosystem, including advertisers, publishers, proprietary platforms such as Facebook, Instagram, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, X, Yahoo and demand side and programmatic platforms like The Trade Desk and Xandr. We have designed a feature-rich, intuitive user interface that can be accessed via self-serve or through our various partner interfaces.
We have invested in significant data science capabilities, applying AI and ML to maintain and enhance the models underlying our solutions. This enables us to better analyze data and provide customers with critical insights. The application of our investments allows us to provide our customers with many benefits, including:
•Global reach, enabling us to provide media measurement and optimization internationally, regardless of language and without compromising latency
•Flexible access, allowing our customers to use our solutions through direct and indirect channels due to our key technology integrations throughout the advertising ecosystem
•A seamless user interface that provides advertisers with important tools and analytics

•Integrations with widely deployed third-party business intelligence software providing our customers with leading reporting and analytics capabilities
•The ability to deploy our solutions in emerging digital channels. For example, CTV represents a new advertising medium and poses significant challenges for advertisers and publishers. We first addressed this market need with the introduction of our first CTV solution in 2019. Following the acquisition of Publica, we have expanded our IAS Signal reporting platform and launched a new CTV dashboard that delivers highly advanced, live insights on media quality and content classification.
Our Technology
We accelerate innovation through AI and ML. With increasing market demand, we believe advanced measurement and optimization solutions and other performance metrics should be powered by AI and ML. We expect that this shift will benefit all stakeholders in the advertising ecosystem. Brands should be able to better understand the impact of their campaigns on consumers, agencies should be able to launch more effective and cost-efficient strategies, and publishers should be able to monetize their content more efficiently and drive more revenue. Independent digital media quality providers with the most data would be best positioned to win significant market share, because we believe AI and ML models make better predictions and decisions with higher volumes of data.
We have made significant investments in our technology architecture to better align with our business model and client needs. We collect, analyze, and warehouse a massive amount of data. The advertising industry is seasonal, with peak demand for our solutions occurring towards the end of the calendar year, requiring technology that can scale up or down based on demand. Today, our technology can deliver leading data management capabilities and real-time reporting in a highly flexible and cost-efficient manner.
Features of our technology include:
Scalability: On average, as of December 31, 2023, we processed 280 billion web transactions, 700 million webpages and greater than 30 years of videos per day from all major platforms through our highly scalable, cloud-based technology platform. We use Amazon Web Services (“AWS”) public cloud to manage peak volumes driven by seasonality trends in advertising and to scale our global data efforts even faster. Our transition from legacy systems onto AWS has enabled a significantly more cost-effective operation and reduced our dependence on expensive equipment and ongoing capital investment.
Agility: Our flexible architecture enables accelerated delivery of new product solutions for our customers. We can provision a new environment in a new geography to quickly respond to emerging business needs, providing a seamless process for our customers, regardless of where they need our solutions.
Reliability: Our platform’s uptime during the year ended December 31, 2023 exceeded 99.9% while delivering frequent updates and enhancements. We offer our clients best-in-class response times, regional support, and around the clock monitoring 365 days a year.
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
Advanced Data Science and Analytics: As of December 31, 2023, our cloud-based technology platform processed over 280 billion daily transactions in near real-time, that we leverage to train our advanced high accuracy AI and ML models to provide best in class brand safety, brand suitability, fraud, contextual control and viewability capabilities. We offer a comprehensive solution to classify audio, video frame-by-frame, image and text formats using both industry standard, and IAS proprietary taxonomies. We provide actionable insights to our customers in order to optimize their ad spend. We periodically perform competitive analysis, and we have found our Fraud detection models to be at least two times more accurate than our competitors in detecting invalid traffic.
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
Our Customers
We have an attractive customer base that is global, diversified, and loyal. The geographic segmentation of revenue from our customers includes 69% in the Americas, 23% in EMEA, and 8% in APAC for the year ended December 31, 2023.
Our client base encompasses many of the largest digital ad spenders globally as well as mid-tier performance-based advertisers. In the year ended December 31, 2023, we had 222 large advertising customers, defined as those who spend at least $200,000 per year. Since 2012, our average customer tenure for our top 100 customers has been 8.4 years. We have also primarily grown our customer relationships over time as many of them adopt additional products. We have generated strong historical net revenue retention of advertising customers (those that spend at least $3,000 in the applicable trailing twelve-month period) of 116%, 118% and 128% as of December 31, 2023, 2022, and 2021, respectively. For a definition of net revenue retention, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics."
Advertisers can access our solutions through a number of means, including directly through our platform or indirectly through DSPs, agencies, and social platforms. Based on recent trends, advertising customers are increasingly accessing our solutions directly. Our advertising customers are a reflection of our relevance and value across the digital advertising ecosystem.
We serve some of the largest global brands in a variety of industries including consumer packaged goods, finance, technology / telecommunications, automotive, retail / quick service restaurants, and travel & entertainment. We also serve advertisers indirectly through demand side platforms including Amazon, Google’s Display and Video 360, The Trade Desk, Xandr and Yahoo. Additionally, we serve advertisers through global advertising agencies such as Dentsu, IPG, Omnicom, Publicis Groupe, WPP, and Vivendi’s Havas Group.

Our customers also include some of the largest digital publishers. Publica serves over 6 billion ads on CTV every month, delivering quality ad experiences for publishers including, but not limited to, Crunchyroll, E. W. Scripps, Fox, IGN, MLB, Samsung, Philo and XUMO.
Our Go-To-Market Strategy
Sales and Marketing
We employ a rigorous sales and marketing strategy, which we believe is a competitive differentiator to qualifying opportunities, forecasting pipeline, and achieving financial performance.
We have an established global sales team segmented by geography and we focus our marketing strategy on key regions including the Americas, EMEA, and APAC. We currently address the digital media quality needs of many of the largest global brands such as Coca-Cola, Disney, Nestlé, and Verizon.
We have aligned our sales and go-to-market strategies to efficiently pursue growth opportunities. As a result, we have created a global accounts team to service large opportunities, a mid-market team to efficiently target this customer segment, and a programmatic channel sales team to scale these revenues. Our client services team is responsible for developing customer relationships, promoting retention and loyalty, and improving overall customer satisfaction.
Our marketing team’s core objectives focus on building upon what we believe is leadership for IAS’s brand awareness and brand consideration within our category. These efforts include driving sales effectiveness through field marketing collateral and a sophisticated demand generation engine with impressive top-of-funnel pipeline growth. We also leverage content marketing, which we believe has established IAS as a genuine thought leader by delivering high-value research, whitepapers, case studies, along with associated press coverage, social media content, and industry and proprietary events. Our marquee Media Quality Reports share insights extracted from the trillions of data events we capture globally, so that ad buyers and sellers can benchmark the quality of their campaigns and inventory.
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
As of December 31, 2023, we had 51 issued U.S. patents, 7 allowed patent applications, and 32 pending patent applications. The terms of individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the U.S. are effective for 20 years from the earliest effective filing date of a non-provisional patent application. The duration of patents outside of the U.S. varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

We also hold or have applied for registration of various service marks, trademarks, and trade names, including “Integral Ad Science,” “IAS,” “Quality Impressions,” and “Total Visibility,” that we believe are important to our business. As of December 31, 2023, we had 11 registered U.S. trademarks, 3 pending U.S. trademark applications, 79 registered international trademarks and 25 pending international trademark applications.
Competition
Our industry is highly competitive with a mix of large, established companies such as DoubleVerify, Inc., and Oracle’s MOAT, as well as various point solution providers such as Human, Inc. and ZEFR, Inc. Our industry continues to evolve, with competition intensifying and is expected to continue to intensify. We believe that we primarily compete on our comprehensive coverage across channels, devices, and platforms; trusted independent position; established client relationships with many of the leading global brands; global footprint; and breadth and performance of our solutions. In addition, we believe new market competitors would find it difficult to effectively compete given our scale, coverage, breadth of solutions, and strong integration throughout the digital ad ecosystem.
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
•tenure of customer relationships;
•focus on customer success;
•strength of sales and marketing efforts; and
•pricing of our and our competitors' solutions.
We believe we generally compete favorably on the basis of these factors. See Part I, “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to competition.
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
Culture
IAS was founded in 2009, and since then we have grown to approximately 880 employees with 17 offices in 12 countries as of December 31, 2023. We recognize that attracting, motivating, and retaining passionate talent at all levels is vital to our continued success. By improving employee retention and engagement, we also improve our ability to support our customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages, ensuring fairness in internal compensation practices.
We have transformed our business over the past three years by enhancing our talent. We have hired leaders with deep expertise in advertising and building global businesses. We employ a global data science team to improve our competitive strength. We also engage temporary employees and consultants, as needed.
In certain international countries in which we operate, we are subject to, and comply with, local labor law requirements, which automatically make our employees subject to industry-wide collective bargaining agreements. As of December 31, 2023, approximately 9% of our global employees were subject to collective bargaining agreements, all located outside of the U.S. We have not experienced any work stoppages. We believe we have a positive relationship with our employees and endeavor to maintain high levels of engagement.
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
We believe these values serve as a foundation for our talent efforts. We invest in recruitment and retention, especially as we continue to grow our engineering talent across global offices where we are rapidly expanding our research and development capacity. As a company born from digital, big data, and data science, it is in our DNA to innovate and continually enhance our technology and products.
Environmental, social, and governance ("ESG") issues are a growing part of IAS’s culture. We are committed to creating an environment where everyone is empowered to bring their authentic selves to work. We execute on our diversity, equity, and inclusion ("DEI") principles through employee resource groups which are open to all Company employees, an employee-led DEI council, non-discrimination policy, and continue to look for ways to improve. IAS is proud of our gender-diverse Board. Additionally, we value transparency and ethical business practices affecting our stakeholders. Our policy requires all employees complete annual training on topics like anti-corruption, anti-harassment, and other governance topics. We have also implemented organizational, technical, and security practices and policies to protect the privacy of our customers’ data and information, including any personal data.
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
2013:    Patented our ad blocking technology; expanded internationally with a new UK presence
2014:    Acquired Simplytics; continued international expansion with office openings in Germany and Singapore
2015:    Acquired Veenome; continued international expansion with office openings in Australia, France, and Japan
2016:    Announced industry-first social platform partnerships with Meta (formerly Facebook) and YouTube; acquired Swarm
2017:    Launched new partnerships with X (formerly known as Twitter) and Snapchat; launched mobile in-app fraud and publisher optimization solutions
2018:    Acquired by Vista Equity Partners
2019:    Pioneered the first CTV verification solution with Verizon and leading video publishers including Hulu, Roku, and FireTV; acquired ADmantX
2020:    Launched Context Control and Channel Science products; announced Automated Tag partnership with Google; first company selected for the YouTube Measurement Partner Program for both brand safety reporting and brand suitability & contextual targeting
2021:    Became a publicly traded company through our initial public offering; acquired Amino Payments; acquired Publica; launched brand safety solution for in-feed video ads on TikTok; acquired Context
2022:     Integrated Amino Payments into IAS platform; integrated with Mediaocean platform; extended verification onto new gaming, audio platforms; expanded advanced contextual targeting to over 50 languages
2023:     First to market with Google Video Partners Brand Safety and Suitability Measurement; expanded Meta measurement to Reels inventory; expanded YouTube measurement to Shorts inventory; expanded TikTok Brand Safety and Suitability measurement to 50+ markets, as part of Total Media Quality for TikTok; expanded YouTube Brand Safety and Suitability measurement to the GARM framework as part of Total Media Quality for YouTube; measurement partnership live on Netflix

Government Regulation
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
We receive, process, store, use, and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure, and protection of personal information and other data from users, employees or business partners, including the GDPR, CCPA and CPRA and similar comprehensive privacy laws that have been enacted in other states. These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared to create new regulatory and operational requirements for processing personal data, increase requirements for security and confidentiality, and provide for significant penalties for non-compliance. There are also a number of legislative proposals pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.
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
•if we fail to innovate, maintain or achieve industry accreditation standards, make the right investment decisions in our offerings and platform, respond to technological changes or upgrade our technology systems, including with respect to AI and ML, and expand into new channels, we may not attract new customers and retain existing customers, and our business, revenue, and results of operations may decline;
•the market in which we participate is intensely competitive, both from established and new companies, and we may not be able to compete successfully with our current or future competitors and/or may experience license competition pressure;
•we rely on integrations with advertising platforms, demand-side platforms (“DSPs”), proprietary platforms, and ad servers, over which we exercise little control and loss of integration, through technology issues, regulations affecting our partners or loss of partners would materially affect our business;
•our international expansion may expose us to additional risks and increased expenditures, which imposes additional compliance imperatives, and failure to successfully execute our international plans will adversely affect our growth and operating results;
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
•if we are unable to remain competitive, retain key clients or if we lose large clients, our business could be adversely affected;
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
•if the non-proprietary technology, software, products and services that we use are unavailable, become subject to future license or other terms that are unattractive or that we cannot agree to, or do not perform as we expect, our business could be harmed;

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
•failures in the systems and infrastructure supporting our solutions and operations could significantly disrupt our operations, and operational, technical, and performance issues with our platform, whether real or perceived may adversely affect our business;
•if unauthorized access is obtained to user, customer or inventory, and third-party provider data, or our platform is compromised, our services may be disrupted or perceived as insecure, and as a result, we may lose existing customers or fail to attract new customers, and we may incur significant reputational harm and legal and financial liabilities;
•evolving concerns regarding data privacy and security relating to our industry’s technology and practices, including the development and use of AI and ML, and perceived failure to comply with laws and industry self-regulation, could damage our reputation and deter current and potential customers from using our products and services;
•we are subject to taxation in multiple jurisdictions. Any adverse development in the tax laws of any of these jurisdictions, any disagreement with our tax positions or change in our annual effective income tax rate could have a material and adverse effect on our business;
•our corporate culture has contributed to our success and, if we are unable to maintain it, our business, financial condition, and results of operations could be harmed and the quality of our platform and solutions may suffer;
•our business is subject to the risks of earthquakes, fires, floods, public health outbreaks, and other natural catastrophic events and to interruption by man-made problems such as terrorism, wars and other geopolitical conflicts, computer viruses, or social disruption impacting advertising spending; and

•the other factors below in this section “Risk Factors.”

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
Global economies, including the U.S. and Europe, are being affected by record levels of, and may in the future be affected by even higher levels of inflation, elevated interest rates, currency fluctuations, supply chain challenges that have affected the distribution of our current and prospective advertisers’ products, changes to fiscal and monetary policy, labor shortages, instability in the financial markets, volatility in credit, equity and foreign exchange markets, and growing risk of recession. In response to high levels of inflation, central banks, including the

U.S. Federal Reserve and the European Central Bank, have also increased interest rates. These conditions coupled with geopolitical instability, including as a result of the war in Ukraine, Israel-Hamas conflict and tensions between China and the U.S., have resulted and may continue to result in restricted credit, poor liquidity, reduced corporate profitability, bankruptcies, and overall uncertainty with respect to the economy. These and other macroeconomic conditions, or any developments in such conditions, could result in a material increase in customers’ cancellations, requests for more favorable contractual terms, or concessions, a significant deterioration in the collectability of our receivables or a material negative impact from our vendors and third-party service providers, which could materially impact our results of operations. Even if we do not experience any such cancellations, requests, deterioration or impact, macroeconomic conditions existing from time to time have affected and will continue to affect our results of operations. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. During the year ended December 31, 2023, the U.S. dollar weakened against the Euro, and the British pound sterling, resulting in a $0.4 million foreign exchange loss, net. The U.S. dollar may continue to fluctuate against these foreign currencies as the Federal Reserve lowers or raises the federal funds rate. Such changes in the value of the dollar relative to other currencies could adversely impact our reported results. Rising interest rates have also resulted in an increase in our interest rate to 7.4% on December 31, 2023, compared to 6.2% at December 31, 2022, increasing our cost of capital. Further interest rate increases could further impact our cost of capital. If macroeconomic conditions deteriorate further, our results of operations could be materially adversely affected.
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
Our industry is subject to rapid and frequent changes in technology, evolving customer needs, and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet customer demands and evolving industry standards and our success depends on our ability to adapt and innovate. Examples of innovation and technological changes that we have had to manage include, for example: (i) developing solutions for measuring in a mobile and in-app context as consumers and advertisers are shifted to these environments, (ii) developing the necessary integrations and data ingestion methods to provide verification services for Walled Gardens as this channel became a greater portion of digital ad spend, (iii) innovating and investing into multimedia contextual capabilities to complement historical methods such as keyword based solutions, and (iv) developing complex AI and ML solutions in a rapidly evolving competitive landscape subject to uncertain industry and regulatory requirements. We may make wrong decisions regarding these investments. If new or existing competitors introduce new products and services, or decrease their costs or pricing, by using new technologies or if new industry standards and practices emerge, including with respect to AI and ML, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings, or new industry standards could require us to make unanticipated and costly changes to our platform or business model. If we do not have sufficient capital, or if we are otherwise unable, to make these costly changes or to prioritize the research and development required to keep pace with the competition, our offerings may become obsolete and may cause a material adverse effect to our business, results of operations, and financial condition.
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
If we fail to adapt to our rapidly changing industry or to evolving customer needs as priorities shift or keep pace with rapid technological developments, including with respect to AI and ML, the solutions we deliver may become less marketable and less competitive. If we are unable to properly identify and prioritize appropriate solution development projects or if we fail to develop and effectively market new solutions or enhance existing solutions to address the needs of existing and new customers, we may not be able to achieve or maintain adequate market acceptance and penetration of our solutions, and our solutions may become less competitive or obsolete, demand for our platform could decrease and our business, financial condition, and operating results may be adversely affected.
Issues in the development and use of AI and ML, combined with an uncertain regulatory environment, may result in reputational harm, a loss of customers or other unexpected consequences which could adversely affect our business, operating results and financial condition.
We use AI and ML technologies in our business and to process daily digital interactions and are consistently investing in expanding AI and ML technologies, which are complex and rapidly evolving. We face significant competition from other companies as well as an evolving regulatory landscape in relation to these technologies. The use of AI or ML technologies in new or existing products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, operating results or financial condition. The intellectual property ownership and license rights, including copyrights, surrounding AI and ML technologies generally has not been fully addressed by competent legal tribunals or applicable laws or regulations. Further, the use or adoption of third-party AI and ML technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property-related causes of action.
Uncertainty around new and emerging AI and ML technologies, such as generative AI, may require additional investment in the development and maintenance of proprietary datasets and machine learning models and development of appropriate protections and safeguards for handling the use of customer data with such technologies, which may be costly and could impact our expenses if we decide to further expand the use of AI and ML technologies in our operations. In addition, even though we use certain methods to verify the data generated by our AI and ML tools, AI and ML technologies may create content that appears factually correct but is factually inaccurate or flawed. Our customers or others may rely on or use such factually incorrect or flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability.
If our existing and future product offerings fail to maintain or achieve industry accreditation standards, customer acceptance of our products may decrease which could have a material adverse effect on our business and results of operations.
The market for our products is characterized by changes in protocols and evolving industry standards. Industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the IAB, the TAG, the GARM, which is comprised of advertisers, agencies, media companies, platforms and industry organizations, the MRC, a voluntary trade organization, and internationally-based industry associations have independently initiated efforts to either review market research and rating methodologies across the media that we measure or develop minimum standards for such research and rating. Accreditation is only granted on a per metric basis rather than on a product or solution. In order to attain accreditation for new metrics tied to new solutions, the processes supporting new solutions must be reviewed to ensure that they are accurately processing data used to create the metrics. The process of obtaining such accreditations is costly, lengthy and there are often significant delays in achieving such accreditation. As a result, there is no guarantee that we will be able to obtain such accreditations, and, even if we are able to obtain such accreditations for our product offerings, we typically incur significant costs in obtaining such accreditations and the process of obtaining such accreditations delays our ability to market such product offerings as accredited by one or more industry associations. Moreover, metrics must be accredited before they will achieve widespread acceptance by the industry and our customers.

Additionally, these accreditation organizations could determine that there is a uniform standard that must be achieved by companies seeking accreditation, which could have the effect of limiting the methods of operations among competitors and could lead to commoditization of our industry and harm our ability to effectively compete by inhibiting our ability to differentiate our services from those of our competitors, which may result in an increase in competitive pricing pressures or a loss of market share to our competitors.
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
Our business provides buy-side post-buy verification and pre-bid optimization solutions; on the sell-side, we provide verification and optimization solutions for publisher and media companies that enable the measurement and targeting of inventory against ad viewability, ad fraud, invalid traffic, brand safety, and suitability metrics across platforms, such as display, video, desktop, mobile, CTV, open web, browser, in-app, and more.
If we are unable to gain or maintain access to information necessary to measure campaign performance, if we are unable to utilize such information in the development or enhancement of our pre-bid optimization solutions or of our data sets and models, or if we are unable to do any of the foregoing on commercially reasonable terms, our ability to meet our customers’ demands and our business and financial performance may be harmed. Furthermore, even if we do have access to complete data covering channels such as display, video, CTV, mobile and desktop, if we have insufficient technology, encounter challenges in our methodological approaches or have inadequate source materials to parse the information across such channels or to do so in a cost-effective manner, our products may be inferior to other offerings, and we may be unable to meet our customers’ demands. In such an event, our business and financial performance may be harmed.
In particular, rather than being able to collect data directly from our technology (e.g., ad tags, pixels and SDKs) like we do on the open web, our ability to access data necessary for the measurement of campaigns with proprietary platforms, such as Facebook and YouTube, among others, depends on our continued access to their proprietary platforms or certain segments of the proprietary platforms, for research or measurement purposes. We rely on Facebook and YouTube to provide us with access to mutually agreed upon data elements and signals for purposes of enabling the measurement and targeting of Facebook and YouTube inventory on behalf of advertisers. These proprietary platforms could limit our access to their data as a result of technological changes or changes to their access terms. Moreover, many of our contracts with these proprietary platforms allow the platform to terminate their agreements with us without cause and subject to short notice periods. Any such terminations would significantly limit our ability to access data that is necessary for the measurement of our advertiser customers’ respective campaigns within the relevant proprietary platforms. There can be no assurance that such proprietary platforms will not limit or terminate our access to their data in the future, whether for competitive or other reasons. Moreover, as display, video, CTV, mobile, and desktop viewing continue to proliferate, gaining and maintaining cost-effective access to display, video, CTV, mobile and desktop data is already and will continue to become increasingly critical, and we could face difficulty in accessing or maintaining data relating to those platforms.
If we are unable to maintain our access to these proprietary platforms, establish access with new platforms, or otherwise acquire or access data that we need for research or measurement purposes effectively and efficiently, or if the cost of data acquisition increases, we may be unable to provide certain digital or cross-platform analytic and our business, financial condition and results of operations could be materially and adversely affected.
We rely on integrations with advertising platforms, DSPs, proprietary platforms and ad servers, over which we exercise little control.
Our business depends on our ability to integrate our solutions with a variety of third-party advertising platforms, DSPs, proprietary platforms and ad services. We have formed partnerships with these platforms to integrate our technology with their software and product offerings, allowing our customers to utilize our solutions wherever they purchase or place an ad. We rely on integration with Google in order to provide automated tag wrapping functionalities. Google may deploy code, adjust its terms, or change operations that may impact joint solutions and combined functionality, which would have a significant effect on our ability to offer our products. Some of these integration partners have significant market share in the segment in which they operate. To date, we have relied on written contracts to govern our relationships with these partners. However, certain providers may choose to terminate these contracts without cause and with short notice periods. Many of these agreements are short term, and there can be no assurances that such providers will agree to renew their agreements with us. Moreover, such providers may choose to stop integrating with our solutions and may unilaterally stop providing us with data necessary to our business if they acquire a competitor which provides services similar to ours or if they begin to deliver services similar to ours on their own. For example, regarding our data measurements services, a provider such as YouTube has established a formal measurement program through which participants need to be approved by Google in order to participate. YouTube could adversely impact our operations in the future by limiting our data access from their platform altogether, restricting access to data to only a select few vendors or taking away our certification within its measurement program. We cannot assure you that (i) our existing integration partners will continue to, or that potential new integration partners will agree to, integrate our solutions, (ii) our customers will continue to use our solutions available on these digital media platforms, or (iii) our integration partners will not develop and market products that compete with us in the future. Such integrations may not be replaceable, and so loss of any such integrations could materially impact our business and our results of operations and we may lose customers. For the years ended December 31, 2023, 2022 and 2021, 47%, 47% and 42%, respectively, of our total revenue from customers was facilitated by our partnerships with DSPs, of which the largest DSP partnership accounted for 21%, 22% and 17% of our total revenue from customers for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Additionally, some of our partners are subject to regulatory actions, which, if successful, could cause our partners to be broken into separate companies. The U.S. federal and state governments as well as the European Union ("E.U.") and other foreign governments and regulatory agencies have initiated lawsuits and investigations against Google and Meta related to certain alleged anticompetitive business practices and conduct in the digital advertising and social media industries and we cannot be certain as to how such lawsuits and investigations might affect Google or Meta or otherwise affect the digital advertising industry. If our partners change their business as a result of these lawsuits or investigations, or are separated into separate companies, it could have a material effect on our ability to gather data and there can be no assurance that all of the separated companies will continue to be our partner, each of which could materially affect our business, results of operations, and revenues. In addition, from time to time, we have been subject to antitrust government investigations in various jurisdictions. There can be no assurance that we will not suffer material adverse effects in the future as a result of these investigations.
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
In addition, we rely on our DSP partners to report to us on the usage of our pre-bid and contextual targeting solutions on their platforms, as well as revenue generated on their platforms. The timing of these reports is fixed per DSP, and variations impact our ability to derive insights, particularly granular insights into usage, and potentially impacts our ability to accurately forecast. Any financial or other difficulties our integration partners face may negatively impact our business, as a significant portion of our revenue depends on customers using our solutions on these digital media platforms, and we are unable to predict the nature and extent of any such impact. We exercise very little control over our integration partners, which increases our (i) vulnerability to problems with the services they provide and (ii) reliance upon them for accurate data and revenue reporting. If our proprietary platform partners intentionally or unintentionally cause data delays or if data is missing, our reporting and ability to deliver our products and services would be adversely impacted and we would be unable to accurately forecast our revenue due to our inability to see the volume of impressions. Any errors, failures, interruptions, or delays experienced in connection with our integration partners could adversely affect our business, reputation, results of operations, and financial condition.
The market in which we participate is intensely competitive, both from established and new companies, and we may not be able to compete successfully with our current or future competitors.
We operate in a highly competitive and rapidly changing industry with barriers to entry being increasingly lowered and single-solution providers entering the market and competing with certain aspects of our solutions. Competition has intensified and we expect competition to continue to intensify in the future, which could harm our ability to increase revenue and generate profits. The market for measurement, data analytics, and verification of digital advertising is competitive and evolving rapidly as market participants develop and offer new products and services, and lower cost products and services, which could lead to commoditization and harm our ability to effectively compete in our industry.
We compete with established verification and measurement companies such as DoubleVerify and Oracle’s MOAT, and point solution (e.g., fraud) providers such as Human, Inc. These competitors may be able to, among other things, provide accurate and reliable data insights on brand suitability and existence of ad fraud, innovate, and adapt product offerings to emerging digital media technologies, offer solutions that meet changing customer needs, negotiate more favorable revenue share agreements with DSPs, offer solutions at lower costs, and otherwise execute on their growth strategies more effectively than we can.
We may also face competition from new companies entering the market, including large established companies and companies that we do not yet know about or do not yet exist. These companies may have massive resources to acquire or internally develop solutions that compete directly with ours. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and solutions, we are likely to face additional competition. If existing or new companies develop, market, or resell competitive high-value products or services to our existing or prospective customers, acquire one of our existing competitors, or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed.
If a competitor such as DoubleVerify were to be acquired by, or enter into a strategic relationship with, one of the larger proprietary platforms, the proprietary platforms that we rely upon to provide our services may limit our access to their platforms, refuse to integrate our products or, regarding our data measurements services, a provider such as YouTube could materially impact our operations by limiting our data access from their platform altogether. Relatedly, if the larger proprietary platforms that we rely upon for significant portions of our business, such as YouTube, were to develop and begin providing services similar to ours in-house, they may terminate our contracts and restrict our access to their data, refuse to allow us to integrate with their products, and generally adversely affect our operations, revenues, and ability to conduct our operations. As of December 31, 2023, we had contracts with

DSPs and proprietary platforms that would individually or in the aggregate materially affect our revenue and results of operations if the contracts were terminated.
Our potential competitors may have significantly more financial, technical, marketing and other resources than we have, larger intellectual property portfolios and broader global distribution and presence, which may allow them to devote greater resources to the development, promotion, sale and support of, and more quickly and effectively adapt, their products and services or may allow them to better withstand industry or general economic conditions. They may also have more extensive relationships than we have and may be better positioned to execute on product introductions or integration with proprietary platforms. Some of our competitors, such as Nielsen, may have a longer operating history and greater name recognition. As a result of these or other circumstances, our competitors may be better able to respond quickly to new technologies, develop deeper relationships, or offer competitive products and services at lower prices. Any of these developments would make it more difficult for us to sell our platform and could result in increased pricing pressure, increased sales and marketing expense or the loss of market share, which could cause us to decrease the prices we charge or accept less favorable terms for our solutions in order to remain competitive. If we are unable to compete successfully against our current and future competitors, we may not be able to retain and/or increase sales to existing customers and/or acquire new customers, and our business, financial condition, and results of operations could be adversely affected.
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
Our international expansion may expose us to risks.
While our historical operations have been focused in the United States, we have expanded our operations internationally to certain European and Asian jurisdictions in order to increase our customer base, infrastructure, offices, and employee count, among other things. We expect international expansion to continue in the near term. Our current or future international expansion may expose us to additional risks, including:
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
•the impact of fluctuations in currency exchange rates; and
•general economic and political conditions internationally.
If we are not able to maintain and enhance our brand, our business, financial condition and operating results may be adversely affected.
We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing solutions and future solutions and is an important element in maintaining existing and attracting new customers and partners. We believe that our success depends on advertisers and publishers valuing our trusted, authoritative, and independent position in the ecosystem, which instills trust and confidence in the media buying process for our customers. Furthermore, we believe that the importance of brand recognition will continue to increase as competition in our market continues to increase. Our brand may be damaged if we are unable to deliver reliable, accurate services due to any delay or failure in integration with our partners, which may cause missing data or delays in data analysis. Additionally, any disruption in our services, whether caused by technological failures or otherwise, may adversely affect our brand, even if such disruption or failure was caused by a third-party service provider. These integration failures or interruptions in our services, whether caused by us, our partners or third-party service providers, could cause our customers to become dissatisfied with our services and could cause damage to our reputation and our brand, which may have a material adverse effect on our business and operating results.
Additionally, successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to deliver valuable solutions for our customers, including advertisers and publishers. Our efforts to build our brand have in the past involved significant expense and we expect such efforts to continue to involve significant expense in the future. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the corresponding expenses that we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or partners or retain our existing customers or partners and our business could suffer.
Our future success will depend in part on our ability to expand into new channels.
We deliver our solutions through various digital media channels, including display, video, social, CTV, mobile, and desktop. From time to time, we decide to broaden the spectrum of our channels further, such as emerging media like audio and gaming, if we believe that doing so would significantly increase the value we can offer to customers. We believe a broader platform delivering our solutions through complementary channels can enhance our value proposition for existing and prospective customers. However, any future attempts to enter new channels, such as CTV, may not be successful and could have a significant impact on our results of operations, revenues, and future offerings.
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
•maintain our gross margin at a consistent and profitable level upon entering one or more additional marketing channels;
•compete with market participants active in these additional channels; and
•hire and retain key personnel with relevant technology and product expertise to lead the integration of additional channels onto our platform, and sales and operations teams to sell and integrate additional channels.
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
Furthermore, if our channel mix changes due to a shift in client demand, such as customers shifting their spending more quickly or more extensively than expected to channels in which we have less functionality, features, or inventory relative to our other channels or to our competitors, demand for our platform could decrease, we may be required to develop new technology to effectively measure to remain competitive (e.g., social video) or may be unable to develop such technology on an efficient basis or at all, and our business, financial condition, and results of operations could be adversely affected.
We may not sustain profitability in the future, particularly if our revenue growth rate declines.
Even though we experienced positive net income in 2022 and 2023, we cannot assure you that we will achieve net income profitability in future periods.
Our revenue growth rate may decline in the future because of a variety of factors, including increased competition, decreased market share, decreased pricing, the maturation of our business and our ability to convert customers from a variable model to a flat fee model. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed our expectations, our financial performance will be adversely affected. We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability.
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
We have a large and diverse customer base. Our customers may experience financial difficulty, file for bankruptcy protection or cease operations, especially during times of economic uncertainty, recession or severely diminished liquidity and credit availability. Consequently, we may be involved in disputes with customers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. If we are unable to collect or make adjustments to bills to customers, we could incur write-offs for bad debt, which could have a material negative effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, financial condition, and operating results. In the event we are not paid by our customers on time or at all, our results of operations and financial condition would be adversely impacted. Further, growth and increased competitive pressure in the global digital advertising ecosystem is causing customers to demand lower costs, more services and more rapid innovation of products, resulting in overall increased focus by all industry participants on pricing, transparency, and cash and collection cycles. Some customers in the past have experienced, and may in the future experience, financial pressures that have motivated them to slow the timing of their payments to us. If customers terminate or slow their payments to us or our cash collections are significantly diminished as a result of these dynamics, our revenue and/or cash flow could be adversely affected and we may need to use working capital to fund our accounts payable pending collection from the customers. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all.
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
Clients periodically review and change their advertising, marketing and corporate communications requirements and relationships and generally are able to reduce or cancel current or future spending on such projects at any time on short notice for any reason. If we are unable to remain competitive and retain key clients, our business, results of operations and financial position may be adversely affected.
We operate in a highly competitive and evolving industry. Key competitive considerations for retaining existing customers and winning new customers include our ability to develop solutions that meet customer needs in a rapidly changing environment, the quality and effectiveness of our services, the competitiveness of our pricing and other terms, brand awareness and reputation, industry accreditations, and our ability to serve customers efficiently, particularly large multinational clients, on a broad geographic basis. From time-to-time customers put their verification business up for competitive review. We have in the past, and may in the future, lose accounts and fail to attract new accounts as a result of these reviews. To the extent that we are not able to remain competitive or retain or attract key customers, our revenue may be adversely affected, which could have a material adverse effect on our business, results of operations and financial position. Even if we are able to retain or attract key customers, if we are unable to do so on an efficient basis and on attractive pricing and other terms, our business, operating results and financial position could be adversely affected.

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
We explore, on an ongoing basis, potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. Over the last three years, we have acquired and integrated three companies (Amino Payments, Publica and Context). As with any acquisition, integration planning is crucial to its success. In particular, we may encounter difficulties integrating the business, technologies, products, personnel or operations of an acquired company. Publica, and Context, due to their specialized technologies and expansion opportunities, required additional resources and planning to integrate.
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

•liability for activities of the acquired company before the acquisition, including relating to privacy and data security, patent and trademark infringement claims, including liabilities associated with products or technologies accused or found to infringe on third-party intellectual property rights or violate existing or future privacy regulations; violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•litigation or other claims in connection with the acquisition, including claims from terminated employees, customers, former shareholders, or other third parties.
Failure to appropriately mitigate these risks or other issues related to such acquisitions and strategic investments could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Acquisitions, such as the acquisition of Publica, have also resulted in additional regulatory risk as a result of the type and use of individualized data we collect as well as dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, financial condition, and results of operations.

Our international operations require increased expenditures and impose additional risks and compliance imperatives, and failure to successfully execute our international plans will adversely affect our growth and operating results.
We have numerous operations outside of North America, including in the U.K., the E.U. (including a tech lab in Ireland), Japan, India, Singapore, and Australia. Our initial international offices were formed in 2013 and nearly all of our subsequent offices have been formed within the past ten years. Up until 2020, our international offices have been predominantly sales, customer support, marketing and general and administrative groups.
For sales development, our business strategy includes expanding our customer base internationally, in particular in the Latin America, EMEA and APAC regions. Our ability to manage and expand our business and conduct our operations internationally requires considerable attention and resources. Attracting new customers outside the U.S. may require more time and expense than in the U.S., in part due to language barriers and the need to educate such customers about our platform, and we may not be successful in establishing and maintaining these relationships. Additionally, in emerging markets, the cost of our verification services makes up a large percentage of the buyer’s media budget, as costs of media in emerging countries are low when compared to developed countries. Within these countries, we often adjust or make concessions to our pricing in order to enter and sell in such markets. As a result, there can be no assurance that we will be successful in expanding our customer base internationally in a cost-effective manner or at all.
In addition, our international operations require us to develop and administer our internal controls and legal and compliance practices in countries with different cultural norms, languages, currencies, legal requirements, and business practices than the U.S., which may burden management, increase travel, infrastructure and legal compliance costs, and add complexity to our enforcement of advertising standards across languages and countries. International operations also impose risks and challenges in addition to those faced in the U.S. including:
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
•the need to adapt our offerings to satisfy local requirements, standards, local laws, and regulations, including those relating to privacy, cybersecurity, data security, AI or ML, antitrust, data localization, anti-bribery, import and export controls, economic sanctions, tax and withholding (including overlapping of different tax regimes), varied labor and employment laws (including those relating to termination of employees), corporate formation and other regulatory limitations or obligations on our operations (such as obtaining requisite licenses), and the increased administrative costs and risks associated with such compliance;
•geopolitical and social factors, such as concerns regarding negative, unstable or changing economic conditions in the countries and regions where we operate, global and regional recessions, political instability, armed conflicts, and trade disputes;
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
•maintain or adapt our pricing models in light of competitive pricing pressures;
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
In 2023, we generated 87% of our revenue from advertiser customers that purchase our services to measure the quality and performance of ads purchased through programmatic platforms and directly from publishers and proprietary platforms to evaluate the quality of ad inventories before they are purchased. Our ability to sell these solutions on attractive pricing and other terms will continue to be a central source of revenue for us for the foreseeable future. Our growth will depend on us capitalizing on the market opportunity to provide measurement of ad effectiveness and efficiency to brands and help customers understand marketing performance, however our estimate of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate. If the market for ad measurement and effectiveness solutions deteriorates or develops more slowly than we or others expect, demand for our solutions could be lower than expected, and our business, growth prospects, and financial condition would be adversely affected. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all and we may not be able to bring in sufficient amounts of new customers to keep pace with market growth.
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
Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of analysts and investors, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include the following:
•maintaining or achieving new industry accreditations, including accreditations from the MRC;
•changes in demand for digital advertising and for our platform or solutions, including related to the seasonal nature of our customers’ spending on digital advertising campaigns or related to competition in our market;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers, and the introduction of new products or product enhancements;
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

•the addition or loss of customers, or the change in customer retention rate and the price paid for our solutions and the rate at which our solutions are used across campaigns;
•the challenges of persuading existing and prospective customers to switch from incumbent service providers or to not switch to another service provider;
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
•changes and uncertainty in the regulatory environment for us, customers or others in the digital marketing solutions industry, including as a result of the developing regulation of AI and ML, and the effects of our efforts and those of our customers and partners to address changes and uncertainty in the regulatory environment;
•changes in the economic prospects of digital marketers or the economy generally, which could alter customers’ spending priorities;
•changes in the pricing and availability of digital ad inventory or in the cost of reaching end consumers through digital advertising;
•disruptions or outages on our platform;
•the introduction of new technologies or offerings, including AI or ML technologies, by our competitors or others in the digital marketing solutions marketplace;
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
•any potential future cost and the availability of and ability to integrate data from proprietary platforms, including Walled Gardens;
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
In addition to the optimal and efficient performance of our platform, our business relies on the continued and uninterrupted performance of our software, hardware, and cloud infrastructures, and our platform and its underlying infrastructure are inherently complex and may contain material defects or errors. As of December 31, 2023, we processed on average over 280 billion daily web transactions through our highly scalable, cloud-based technology platform that we leverage to train our advanced high accuracy AI and ML models.
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
Our systems are vulnerable to damage from a variety of sources, some of which are outside of our control, including network and telecommunications failures, natural disasters, terrorism, war and other geopolitical conflicts, power outages, a variety of other possible outages affecting data centers, and malicious human acts, including hacking, computer viruses, malware, and other security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate some of these techniques or to implement adequate preventive measures.
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
If unauthorized access is obtained to user, customer or inventory and third-party provider data, or our platform, or that of our third-party providers, is compromised, our services may be disrupted or perceived as insecure, and as a result, we may lose existing customers or fail to attract new customers, and we may incur significant reputational harm and legal and financial liabilities.
Our products and services involve the collection, transmission, and storage of significant amounts of data from buy-side and sell-side customers, third-party publishers (e.g., websites, social media and mobile applications),

DSP partners, proprietary platforms and third-party data providers, a large volume of which is hosted by third-party service providers. Our services and data could be exposed to unauthorized access due to activities that breach or undermine security measures, including: negligence or malfeasance by internal or external actors; attempts by outside parties to fraudulently induce employees, customers, or vendors to disclose sensitive information in order to gain access to our data; or errors or vulnerabilities in our systems, products or processes or in those of our third-party data providers, customers, and vendors. From time-to-time, we have experienced, and expect to continue to experience, cyberattacks of varying degrees and other attempts to obtain unauthorized access to our systems, including phishing attacks to employee mailboxes and devices. We have dedicated, and expect to continue to have to dedicate, resources toward security protections that shield data from these activities, however, no protective measures can provide absolute security. Further, we expect that the deployment of techniques to circumvent our security measures will continue to increase in frequency and sophistication and may not be recognized until launched against a target. In addition, the rapid evolution and increased adoption of AI may intensify our cybersecurity risks as the techniques used to obtain unauthorized access to data increasingly leverage sophisticated AI technologies, which increase unpredictability impacting our ability to implement adequate preventative measures. Similarly, our AI and ML technologies may be more susceptible of cyberattacks as attack vectors become more sophisticated. Accordingly, we may be unable to anticipate or detect these techniques and to implement adequate preventative measures and we cannot be certain that we will be able to prevent vulnerabilities in our solutions or address vulnerabilities that we may become aware of in the future.
Finally, any incident response processes could, among other issues, fail to be adequate or accurately assess the incident severity, not proceed quickly enough, or fail to sufficiently remediate an incident. A breach of our security and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim related to such breach. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, and operating results.
Cyberattacks could also compromise our own trade secrets and other sensitive information and result in such information being disclosed to others and becoming less valuable, which could negatively affect our business, reputation, and our competitive advantage.
Additionally, cybersecurity has become a top priority for regulators around the world, and every state in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personal information. In the U.S., the SEC has implemented rules for mandatory disclosure of cybersecurity incidents suffered by public companies. Any failure on our part to comply with these laws may subject us to significant regulatory fines and private litigation, any of which could harm our business.
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
If the non-proprietary technology, software, products and services that we use are unavailable, become subject to future license or other terms that are unattractive or that we cannot agree to, or do not perform as we expect, our business, financial condition and results of operations could be harmed.
We depend on various technology, software, products, and services from third parties or available as open source, including cloud partners, including AWS, and integration frameworks (e.g., APIs technology, some of which are critical to the features and functionality of our platform and solutions). In 2019 we licensed a text analysis platform pursuant to a 30-year license agreement under which the licensor must also provide at least 10 years of support services. This text analysis platform is critical to our business operations and the loss or limitation of the license or support services under this license agreement could adversely impact our business operations. In order for customers to effectively leverage the reach and opportunity presented by consumers’ shift to digital means in ways they desire and otherwise optimize and verify campaigns, our platform must have access to data to provide us with a comprehensive view of digital ad transactions across numerous types of inventory in order to measure data and allow for the verification of the ads. Identifying, negotiating, complying with, and integrating with third-party terms and technology are complex, costly, and time-consuming matters.
In addition, in the future we may identify additional third-party intellectual property which we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and other companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. Other companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities, which may result in the loss of customers and market share to such competitors. In addition, companies which perceive us to be a competitor may be unwilling to assign or license rights to us on reasonable pricing terms or at all. If we are unable to enter into the necessary licenses on acceptable terms or at all, it could adversely impact our business, financial condition, and results of operations.
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
Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap private and, have not patented the majority of our proprietary technology. As a result, we cannot look to patent enforcement rights to protect much of our proprietary technology. However, as of December 31, 2023, we had 51 issued patents on our proprietary technology, 7 allowed patent applications, and 32 pending patent applications, all in the United States. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining and maintaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. However, effective protection of our intellectual property rights may require additional filings and applications in the future. Pending and future applications may not be approved, and any of our existing or future patents, trademarks or other intellectual property rights may not provide sufficient protection for our business as currently conducted or may be challenged by others or invalidated through administrative process or litigation. Additionally, patent rights in the United States have switched from the former “first-to-invent” system to a “first-to-file” system, which may favor larger competitors that have the resources to timely file more patent applications. Furthermore, our existing patents and any patents issued in the future may give rise to ownership claims or to claims for the payment of additional remuneration of fair price by persons having participated in the creation of the inventions. If we are unable to obtain, maintain, protect, and enforce our intellectual property and proprietary rights, it could have a material adverse effect on our business, operating results, and financial condition.
We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.
Third parties, including our competitors, may infringe, misappropriate or otherwise violate our intellectual property rights. Policing unauthorized use of our technology is difficult and we may not detect all such use. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the U.S., and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to competitors who may have not incurred the same level of expense, time, and effort to create and protect their intellectual property.
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
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers. In addition, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our solutions, which may give our competitors an advantage. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could adversely impact our business, financial condition and results of operations.
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
The CPRA, which became effective on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022), significantly modified and expanded the CCPA, potentially requiring us to incur additional costs and expenses in an effort to comply. The CPRA requires covered companies to, among other things, provide new disclosures to California consumers, businesses and employees, and creates a private right of action and additional consumer rights, including the right to correct inaccurate personal information and the right to limit use and disclosure of sensitive personal information. The CPRA also established a new government agency, the California Privacy Protection Agency, which has broad rulemaking authority to issue regulations. Similar comprehensive privacy laws have been enacted in the states of Connecticut, Colorado, Virginia, and Utah, each of which became effective in 2023. Additionally, various states, such as Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas, have enacted state laws, which will take effect between 2024 and 2026 and may require us to further modify certain of our information practices and subject us to additional compliance costs and expenses.
Given the novelty of these laws and the relative lack of regulatory guidance under the CPRA, and similar laws in other jurisdictions, it is not fully known how these state privacy laws will be interpreted and enforced.
Laws governing the processing of personal data in Europe (including the E.U. and European Economic Area (“EEA”), and the countries of Iceland, Liechtenstein, and Norway), including GDPR, also continue to impact us. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create a user-facing framework (the Transparency and Control Framework, or "TCF") for establishing and managing legal bases under the GDPR and other E.U. privacy laws including ePrivacy (discussed below). Although the TCF is actively in use, its viability as a compliance mechanism is under attack by the Belgian Data Protection Authority ("DPA") and others, and we cannot predict its effectiveness over the long term. In February 2022, the Belgium DPA issued an order against IAB Europe, the administrator and developer of the TCF, that imposes specific remedies on IAB Europe and its operations of TCF. IAB Europe appealed the Belgian DPA’s decision, and a Belgian Market Court issued an interim ruling on the appeal and referred preliminary questions to the Court of Justice of the European Union (“CJEU”) for guidance. In January 2023, the Belgium DPA announced the approval of IAB Europe’s action plan, a six-month overhaul of the TCF. However, the CJEU’s guidance remains pending with respect to (i) whether IAB Europe is a joint data controller for the TCF and, (ii) whether the TCF string, the real-time bidding data packet that signals whether someone has given consent for targeting or analytics, counts as personal information. Further, other European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business. These existing and proposed laws, regulations, and industry standards can be costly to comply with and can delay or impede the development of new solutions, result in negative publicity and reputational harm, increase our operating costs, require significant management time and attention, increase our risk of non-compliance, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.
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

These laws and regulations are evolving, including with respect to the development and use of AI and ML technologies, and may result in increased obligations and regulatory and public scrutiny and escalating levels of enforcement and sanctions. As of December 31, 2023, we processed on average over 280 billion daily web transactions through our highly scalable, cloud-based technology platform that we leverage to train our advanced high accuracy AI and ML models.
Multiple jurisdictions are taking a heightened interest in AI and ML, which we and our channels make use of. There has been a recent wave of policy and regulatory responses from various governments rolling out action plans for risk mitigation to legislation being introduced to generally oversee the use of AI and ML. For example, the European Commission proposed the Artificial Intelligence Act, a regulation seeking to establish a comprehensive, risk-based governance framework for AI in the EU market. The regulation is intended to apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy. In addition, in 2022, the European Commission proposed two directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict liability regime.
There is no single global regulatory framework governing the use and implications of AI and ML. The market is still assessing how regulators may apply existing consumer protection and other laws in the context of AI and ML. Thus, there is uncertainty on what new laws will look like and how existing laws will apply to our development, use and deployment of AI and ML. Compliance with such global laws and regulations, if adopted, including those relating to rapidly evolving generative AI and ML, has and will continue to require valuable management and employee time and resources, will increase our legal and other operating costs and increase our risk of non-compliance and any actual or perceived failure to comply with these laws and regulations could include severe penalties, reputational harm, and reduce demand for our products.
Regulatory investigations and enforcement actions impact us from time to time. In the U.S., the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking. Advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. We cannot avoid the possibility that one of these investigations or enforcement actions will involve our practices. Further, our legal risk depends in part on our customers’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end consumer expectations. We rely on representations made to us by customers that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our customers’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our customers fail to adhere to our expectations or contracts in this regard, we and our customers could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.
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
Our international operations subject us to laws and regulations of multiple jurisdictions, as well as U.S. laws governing international operations, which are often evolving and sometimes conflict. The Foreign Corrupt Practices Act (“FCPA”), and comparable foreign laws and regulations (including the U.K. Bribery Act) prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Some of the countries into which we are, or potentially may, expand score unfavorably on the Corruption Perceptions Index (the “CPI”), of the Transparency International. Other laws and regulations prohibit bribery of private parties and other forms of corruption. Furthermore, we are subject to various U.S. export control and trade and economic sanctions laws and regulations, including the U.S. Export Administration Regulations and the various sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (collectively, “Trade Controls”). Trade Controls may prohibit the shipment of specified products and services to certain countries, governments, and persons. Complying with Trade Controls may also be time-consuming and may result in the delay or loss of opportunities. Some regulations also prevent us from engaging with certain individuals or any companies affiliated with these individuals. As we expand our international operations, we will be subject to increased risk of unauthorized payment or offers of payment or other inappropriate conduct by one of our employees, consultants, agents, or other contractors, including by persons engaged or employed by a business we acquire, as well as increased risk of prohibited dealings with certain countries, governments and persons. Any of these could result in violation by us of various laws, including the FCPA and Trade Controls. While we have implemented safeguards to discourage these practices, such safeguards may prove to be ineffective. Any violations of the FCPA, Trade Controls and other similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice, and foreign regulators and could also harm our reputation. Other laws applicable to our international business include local employment, tax, privacy, data security, and intellectual property protection laws and regulations, including restrictions on movement of information about individuals beyond national borders and potential restrictions on the development, use and deployment of AI and ML technologies.
In particular, as explained in more detail elsewhere in this Annual Report, the GDPR imposes substantial compliance obligations and increases the risks associated with collection and processing of personal data and proposed regulation in the EU is expected to impose compliance obligations and increases the risks associated with the development, use and deployment of AI and ML. In some cases, our customers and partners operating in non-U.S. markets may impose additional requirements on our non-U.S. business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from the requirements applicable to our business in the U.S. and may require engineering, infrastructure and other costly resources to accommodate, and may result in decreased operational efficiencies and performance.
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
We cannot predict the future of the regulatory landscape regarding the protection of personal information. U.S. (state, federal and local) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. There are numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure, retention, and protection of personal information and other content, the scope of which is rapidly changing, subject to differing interpretations and may be inconsistent among countries and states, or conflict with other rules. For example, in the U.S., a federal privacy law is the subject of active discussion and several bills have been introduced. Additionally, industry groups in the U.S. and their international counterparts have self-regulatory guidelines that are subject to periodic updates to which we have agreed to adhere. High profile incidents involving breaches of personal information or misuse of consumer information may increase the likelihood of new U.S. federal, state, or international laws or regulations in addition to those set out above, and such laws and regulations may be inconsistent across jurisdictions. With the proliferation of these regulations, both here in the U.S. and internationally, there can be no assurances that we will maintain full compliance. Any features implemented with the intention of enabling our customers to better protect end consumer privacy may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns may inhibit use of our platform. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by these groups’ policies and actions may limit the use and adoption of our platform and reduce overall demand for it, or lead to significant fines, penalties, or liabilities for any noncompliance or loss of any such action. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security. Any such breaches of personal information could result in government investigations, enforcement actions, trigger audits by customers, significant remediation costs, lawsuits and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, any of which could seriously harm our reputation and brand and impair our ability to attract and retain customers or compete effectively in our industry. While our contracts and technical specifications with customers, data providers, vendors, DSPs, and proprietary platforms from importing or otherwise providing IAS with information that would allow us to directly identify individuals, if one or more of these parties provided such information in violation of our policies and our systems are breached, we could be subject to contractual breach and indemnification claims from other parties.
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
Additionally, as the digital marketing industry evolves and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements, including technological advancements related to AI and ML, and changes that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs.
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
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. As of December 31, 2023, such material weaknesses have been remediated. See Part II, Item 9A "Controls and Procedures" of this Annual Report. However, we cannot assure that the measures we have taken will be sufficient to avoid additional material weaknesses in future periods and that we will not identify other material weaknesses in the future. As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting.
We may not be successful in developing and maintaining effective internal controls, and any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.
In addition, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting are documented, designed, or operating.

Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls. These obligations and scrutiny have required, and will continue to require, significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
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
As of December 31, 2023, we had total current and long-term indebtedness of $155.0 million under our Revolver. All obligations under the Credit Agreement are secured by substantially all of the assets of (i) Borrower and (ii) the material domestic subsidiaries of Holdings and Borrower, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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
Risks Related to Ownership of Our Common Stock
Vista Equity Partners owns a large percentage of our common stock and has significant influence over us, and its interests may conflict with ours or yours in the future.
As of December 31, 2023, funds affiliated with Vista Equity Partners ("Vista") beneficially owned approximately 42% of our common stock. Our bylaws provide that Vista has the right to designate the Chair of the Board for so long as Vista beneficially owns at least 35% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. Even though Vista has ceased to own the majority of the outstanding shares of our common stock, for so long as Vista continues to own a significant portion of our common stock, Vista will still be able to significantly influence the composition of our Board, including the right to designate the Chair of our Board, and the approval of actions requiring shareholder approval. Accordingly, for such period of time, Vista has significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Vista continues to own a significant percentage of our stock, Vista will be able to cause or prevent a change of control of us or a change in the composition of our Board, including the selection of the Chair of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
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
There is a limited history of a public market for our common stock and an active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity, and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline, and you may not be able to sell your shares of our common stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
In addition to Vista’s beneficial ownership of 42% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:
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
Public health outbreaks, epidemics, pandemics or other public health crises, the measures taken to contain them and their impact on the global economy could adversely affect our business, results of operations and financial condition.
Public health outbreaks, epidemics, pandemics, and other public health crises, and the measures taken to contain them have in the past, and may in the future, adversely impact macroeconomic conditions, customer behavior and advertising budgets. Any of these could result in delays with respect to the purchasing decisions of certain customers or prospective customers or result in certain customers or prospective customers considering purchasing fewer solutions than originally anticipated, any of which could adversely affect our business, results of operations and financial condition. Such an outbreak, epidemic, pandemic or other public health crisis might also heighten the other risks disclosed in these risk factors, including those related to macroeconomic conditions, consumer behavior and competition.

Our business is subject to the risks of earthquakes, fires, floods, public health crises and other natural catastrophic events and to interruption by man-made problems such as terrorism, geopolitical conflicts, computer viruses or social disruption impacting advertising spending.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, public health crises, other acts of nature, power losses, telecommunications failures, terrorist or criminal acts or attacks, social issues, protests, discontent, and disruption that affect advertising spending or the ability for publishers to monetize inventory, vandalism, sabotage, acts of war, human errors, break-ins, cyber-attacks or failures, pandemics or other public health crises, or similar events. A significant natural disaster, such as an earthquake, fire, or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Additionally, our business and revenues could be affected by social issues, protests or disruptions. If there is public disapproval or boycotting of a specific platform, such as Meta or other proprietary platforms, our ability to measure and optimize ad placements or to forecast usage may be impacted based on unforeseen trends or events. In addition, acts of terrorism and geopolitical conflicts could cause disruptions in our business or the economy as a whole. Our cloud partners, including AWS, may also be vulnerable to computer viruses, break-ins, cyber-attacks, such as coordinated denial-of-service attacks or ransomware, or other failures, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. There can be no assurance that we will not suffer from business interruption, or unavailability or loss of data, as a result of any such events. In addition, the rapid evolution and increased adoption of AI technologies amplifies these concerns. As we rely heavily on our servers, computer, and communications systems and the internet to conduct our business and provide high quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased expenses, and/or have an adverse effect on our reputation and the reputation of our products and services, any of which would adversely affect our operating results and financial condition.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations from investors, lenders, customers, government regulators and other stakeholders, including with respect to environmental, social and governance matters, that may impose additional costs on us and/or expose us to additional risks.
Public companies across all industries are facing scrutiny from investors, lenders, customers, government regulators and other stakeholders with respect to various areas of their operations, including with respect to ESG activities and initiatives. We are subject to changing rules and regulations relating to corporate governance and public disclosure promulgated by a number of governmental and self-regulatory organizations, including the SEC and the Nasdaq. In the U.S., there are various regulatory efforts relating to ESG matters, including proposed new or enhanced disclosure requirements for public companies relating to climate emissions, human capital resources and workforce diversity. The E.U., its Member States and other countries, have already issued a number of regulations relating to climate change, emission reduction and environmental stewardship. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in recent years, making compliance more difficult and uncertain. In addition, a significant number of regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance ("ESG") matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and are subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain ESG initiatives and goals in our public disclosures.
In addition, we could be criticized by ESG detractors for the scope or nature of our ESG initiatives and goals or for any revisions to these goals. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) targeting us that could adversely affect our reputation, business, financial performance and results of operations..

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
We maintain a comprehensive technology and cybersecurity program designed to ensure our systems are effective and prepared for information security risks. This includes regular oversight of our programs for security monitoring for internal and external threats to maintain the confidentiality and integrity of our information assets. We have a formal, risk-based and enterprise-wide risk assessment program, which incorporates the assessment of security risk exposures, including cybersecurity risks.
Security starts for our system at the edge of the network. We then build security deeper into the system resulting in interlocking layers designed to strengthen each other. Our information security management system is based upon industry leading frameworks, including ISO 27001. ISO 27001 specifies the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. It specifies the requirements for the implementation of security controls customized to the needs of individual organizations and addresses confidentiality, access control, vulnerability, business continuity, and risk assessment.

In addition, our cybersecurity program includes the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect these information assets. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. Our information security team conducts annual information security awareness training for employees involved in our systems and processes that handle customer data and enhanced training for specialized personnel. Additionally, our information security team conducts internal annual audits of our systems.
Our program includes annual review and assessment by external, independent third-parties, who evaluate and report on our internal incident response preparedness, adherence to best practices and industry frameworks, compliance with applicable laws and regulations, and help with identifying areas for continued focus and improvement. We perform penetration tests and an independent audit every quarter to ensure our systems are secure. We also carry general liability insurance coverage and coverage for errors and omissions that is expected to provide protection against certain potential losses arising from a cybersecurity incident. However, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
Policies and processes are also in place to ensure review and identification of risks from cybersecurity threats associated with third-party service providers and vendors. Cybersecurity reviews are required prior to initiating any engagements with third-party service providers and vendors who receive access to IAS systems and infrastructure. Additionally, recurring annual audits of such critical third-party service providers and vendors are completed by our Information Security team.
Certain of our data processing equipment is housed in third-party commercial data centers or on servers owned and operated by cloud-based service providers. We generally enter into service level agreements with these parties that include provisions for the implementation and operation of effective security controls at the third-party organizations. We have experienced, and may in the future experience, whether directly or through our third party providers, cybersecurity incidents. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business strategy, results of operations, and financial condition. For additional information about our cybersecurity risks, please refer to “Risks Related to Intellectual Property and Technology” in Item 1A, “Risk Factors.”
Governance
The Board of Directors oversees the Company’s information security program that institutes and maintains controls for the systems, applications, and databases of the Company and of its third-party providers and has delegated primary oversight of cybersecurity risks to the Audit Committee, which monitors the steps our management has taken to monitor and control exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.
Our Chief Information Officer (CIO) and Chief Information Security Officer (CISO) lead our cybersecurity program in collaboration with the Company’s business functions. The CIO or CISO present updates to the Audit Committee quarterly and, as necessary, to the full Board. These regular reports include updates on the Company’s performance preparing for, preventing, detecting, responding to and recovering from cyber incidents. The CIO also promptly informs and updates the Audit Committee and the Board about any information security incidents that may pose significant risk to the Company. The Company’s program is periodically evaluated by external experts, and the results of those reviews are reported to the Audit Committee and the Board as necessary.
To more effectively prevent, detect and respond to information security threats, the Company maintains a cybersecurity program, which is supervised by the CIO whose team, including the CISO, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Additionally, the CIO chairs the Information Security Management Committee, which is made up of senior leaders from our Information Security, Compliance, Engineering, Technical Operations, Incident Management, Corporate IT, and Human Resources teams. This committee meets quarterly and drives awareness, ownership and alignment across broad governance and risk stakeholder groups for effective cybersecurity risk management and reporting.

Our CIO has over 30 years of experience in technology. He was appointed as our CIO in January 2022, after serving as SVP Enterprise Systems for approximately five years. Prior to that, he was Global Head of Business Systems & IT at LivePerson for approximately six years. Our CIO is certified by Oxford University for Cybersecurity for Business Leaders.
Our CISO has over 25 years of technology experience, with over 15 years of Information Security management experience. He was appointed as our CISO in March 2021, after serving as Director Security for approximately 2 years. Prior to that, he worked at GEP Worldwide as a Director of Security and Infrastructure Technology Management for approximately two years. Our CISO is certified for Certified Information Systems Security Professional (CISSP), and Certified Cloud Security Professional (CCSP).

Item 2. Properties
Our corporate headquarters are located in New York, New York. We have domestic offices in Chicago and San Francisco, and our international presence is primarily concentrated in London, Dublin, Paris, Berlin, Hamburg, Madrid, Milan, Sydney, Tokyo, Singapore, and Pune.
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

Holders of Record

As of February 23, 2024, there were 17 holders of record of our common stock. This figure does not include a greater number of beneficial holders of our common stock whose shares are held by clearing houses, banks, brokers and other financial institutions.

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

The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor’s 500 Index ("S&P 500 Index"), Standard & Poor's U.S. Small Cap Growth Media & Entertainment Index ("S&P Media & Entertainment Index"), Standard & Poor's 500 Information Technology Index ("S&P 500 IT Index") and the Nasdaq Composite Index ("Nasdaq Composite") between July 2, 2021 (the date our common stock commenced trading on the Nasdaq) through December 31, 2023. Going forward, the Company will replace the S&P 500 IT Index with the S&P Media & Entertainment Index as we concluded that the companies included therein more closely compete in similar markets, or are of a more similar size.
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

Total Return Performance
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
07/02/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
IAS
S&P Media & Entertainment Index
Nasdaq Composite
S&P 500 Index
S&P 500 IT Index

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
Overview
We are a leading global media measurement and optimization platform. Through our cloud-based technology platform and the actionable insights it provides, we deliver independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, video and emerging media like audio and gaming. Our proprietary and Media Rating Council (the “MRC”) accredited Quality Impressions® metric is designed to verify that digital ads are served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography.
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
As a leading global media measurement and optimization platform, we have deep integrations with all the major advertising and technology platforms including Facebook, Instagram, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, The Trade Desk, X (formerly known as Twitter), Xandr, and Yahoo. Our platform uses advanced artificial intelligence ("AI") and machine learning ("ML") technologies to process over 280 billion daily digital interactions globally on average, as of December 31, 2023. With this data, we deliver actionable data to our global customers through our easy-to-use reporting platform, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality.
Our pre-bid optimization and post-bid measurement and verification solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile in-app, social, and CTV platforms. Our pre-bid solution is directly integrated with DSPs to help optimize return on ad spend (“ROAS”) by directing budget to the best available inventory. Our contextual ability is enabled through our deep integrations with all major DSPs. In addition, our targeting and pre-bid solutions extend to the social platforms. Additionally, our Total Visibility® offering provides marketers with actionable insights to optimize their campaign spend and drive higher yield by focusing on the most efficient and cost-effective pathways. Our solutions help hundreds of publishers globally deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted.

Macroeconomic and Geopolitical Conditions
Current adverse macroeconomic and geopolitical conditions, including high interest rates, currency fluctuations, high inflation, changes to fiscal and monetary policy, instability in the financial markets and geopolitical instability may adversely affect our results. In response to high levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, have increased interest rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. In that regard, over the last few years, we incurred foreign exchange losses resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. dollar. In addition as a result of increased interest rates, the interest rate under our debt instruments has increased from 6.2% at December 31, 2022, to 7.4% at December 31, 2023, increasing our cost of capital.

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

•Adjacent Product Expansion. We aim to expand our platforms and integrations to address new verification and measurement needs for our clients.
Increase Sales Within Our Existing Customer Base
We aim to increase the use of our products among existing customers across more campaigns and impressions. Given our comprehensive product portfolio, we believe we can cross-sell additional or new solutions to our existing customers in order to better provide end-to-end coverage to more clients from pre-bid viewability to post-bid verification, fraud prevention, safety, suitability, and targeting.

Acquire New Customers and Increase Market Share
Our ability to acquire new customers and increase our market share is dependent upon a number of factors, including the effectiveness of our solutions, marketing and sales to drive new business prospects and execution, client digital marketing investment adoption, new products and feature offerings, global reach and the growth of the market for digital ad verification. There is a market opportunity to provide advertisers directly or through advertising agencies with verification services, specifically around ad viewability, ad fraud prevention and brand safety and suitability. We aim to work with top 500 global advertisers and mid-tier performance-based advertisers by targeting high-spend verticals and brands with a natural sensitivity for brand safety, brand suitability, and ROAS needs. We believe we will increase our market share by strengthening our relationships with the leading social platforms, enhancing our programmatic solutions, deriving benefit from our broad global position, and leveraging our differentiated data science and market-leading contextual capabilities.

Expand Customer Base Internationally
Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in a 14% growth in revenue year-over-year. We believe that Latin America, EMEA and APAC regions may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and other established markets such as Australia and Japan and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.

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
The following table sets forth our key performance indicators for the periods set forth below:

	Year Ended December 31,
	2023	2022	2021
Net revenue retention of advertising customers (%) (as of the end of the period)	116%	118%	128%
Total number of large advertising customers (as of the end of the period)	222	199	183
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

Our net revenue retention of advertising customers decreased to 116% for the year ended December 31, 2023, from 118% for the year ended December 31, 2022, primarily due to lower advertising growth during the trailing-twelve-month period of 19% in 2023 compared to 23% revenue growth in 2022.

Total number of large advertising customers
Historically our revenue has been driven primarily by a subset of large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased to 222 as of December 31, 2023, from 199 as of December 31, 2022. Revenue from large advertising customers represented 87% of our total advertising revenue (measurement and optimization revenue) for the year ended December 31, 2023, 84% for the year ended December 31, 2022, and 80% for the year ended December 31, 2021. As macroeconomic conditions continue to be uncertain with high inflation and high interest rates, there is no guarantee that we will continue to see an increase of large advertising customers.

Components of Results of Operations
Revenue
We derive revenue primarily from advertisers (buy-side) and publishers (sell-side). Our post-bid measurement (formerly referred to as advertiser direct) solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability for ads on desktop, mobile, CTV, social, display audio, gaming and video platforms. Our pre-bid optimization (formerly referred to as programmatic) solutions are directly integrated with DSPs to help optimize return on ad spend by directing budgets to the best available inventory. Our publisher solutions drive yield by identifying high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted on a global basis.
We recognize revenue when control of the promised services are transferred to customers. We recognize revenue by multiplying the cost per thousand impressions ("CPM") and the number of impressions measured. An impression is measured by the platform when a digital ad is served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography. Contracts with our customers primarily utilize a usage-based structure, where the customer pays a fee to the Company based on the total ads measured. Depending on our customer needs, our contracts may also utilize other pricing arrangements, including minimum commitments, overages based on tiered pricing or flat fees.

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
Depreciation and amortization. Depreciation and amortization expense consists primarily of depreciation and amortization expenses related to customer relationships, developed technologies, trademarks, favorable leases, equipment, leasehold improvements and other tangible and intangible assets. We depreciate and amortize our assets in accordance with our accounting policies. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives or using an accelerated method. Useful lives of intangible assets range from five years to fifteen years.
Foreign exchange loss, net. Foreign exchange loss, net, is impacted by fluctuations in exchange rates and the amount of foreign-currency denominated cash, receivables, intercompany balances, and payables.
Interest expense, net
Interest expense, net. Interest expense consists primarily of interest payments on our outstanding borrowings under our prior credit agreement, the Credit Agreement (as defined below under "Liquidity and Capital Resources") and amortization of related debt issuance costs net of interest income.
Employee retention tax credit
Employee retention tax credit. Employee retention tax credit was recognized in 2022 in connection with our submission for employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

Benefit from income taxes
Benefit from income taxes. The income tax benefit resulted from pre-tax book income multiplied by statutory tax rate, increased by non-deductible expenses relating to stock-based compensation and offset by R&D and other tax credits, favorable change in state tax rates, release of the valuation allowance, and deductible transaction costs.
Results of Operations
The following table sets forth our results of operations for the periods presented. For a comparison of our results of operations and cash flows for the year ended December 31, 2022 to the year ended December 31, 2021, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2023.
The following table sets forth our consolidated operations for the periods indicated:

(in thousands, except percentages)	Years Ended December 31,
	2023	2022	2021
Revenue	$474,369	$408,348	$323,513
Operating expenses:
Cost of revenue (excluding depreciation and amortization below)	99,352	75,755	54,572
Sales and marketing	117,989	106,286	86,412
Technology and development	72,906	76,351	67,019
General and administrative	111,634	79,654	78,989
Depreciation and amortization	54,966	50,396	62,286
Facility exit costs	—	—	6,600
Foreign exchange loss, net	430	4,749	645
Total operating expenses	457,277	393,191	356,523
Operating income (loss)	17,092	15,157	(33,010)
Interest expense, net	(12,236)	(9,053)	(19,244)
Employee retention tax credit	—	6,981	—
Loss on extinguishment of debt	—	—	(3,721)
Net income (loss) before benefit from income taxes	4,856	13,085	(55,975)
Benefit from income taxes	2,382	2,288	3,538
Net income (loss)	$7,238	$15,373	$(52,437)
Net income (loss) margin	2%	4%	(16)%

The following table sets forth our consolidated operations data expressed as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization below)	21%	19%	17%
Sales and marketing	25%	26%	27%
Technology and development	15%	19%	21%
General and administrative	24%	20%	24%
Depreciation and amortization	12%	12%	19%
Facility exit costs	—%	—%	2%
Foreign exchange loss, net	—%	1%	—%
Total operating expenses	96%	96%	110%
Operating income (loss)	4%	4%	(10)%
Interest expense, net	(3)%	(2)%	(6)%
Employee retention tax credit	—%	2%	—%
Loss on extinguishment of debt	—%	—%	(1)%
Net income (loss) before benefit from income taxes	1%	3%	(17)%
Benefit from income taxes	1%	1%	1%
Net income (loss)	2%	4%	(16)%

Comparison of the Year Ended December 31, 2023 and 2022

(in thousands, except percentages)	Year Ended December 31,
	2023	2022	$ change	% change
Revenue	$474,369	$408,348	$66,021	16%
Operating expenses:
Cost of revenue (excluding depreciation and amortization below)	99,352	75,755	23,597	31%
Sales and marketing	117,989	106,286	11,703	11%
Technology and development	72,906	76,351	(3,445)	(5)%
General and administrative	111,634	79,654	31,980	40%
Depreciation and amortization	54,966	50,396	4,570	9%
Foreign exchange loss, net	430	4,749	(4,319)	(91)%
Total operating expenses	457,277	393,191	64,086	16%
Operating income	17,092	15,157	1,935	13%
Interest expense, net	(12,236)	(9,053)	(3,183)	35%
Employee retention tax credit	—	6,981	(6,981)	100%
Net income before benefit from income taxes	4,856	13,085	(8,229)	(63)%
Benefit from income taxes	2,382	2,288	94	4%
Net income	$7,238	$15,373	$(8,135)	(53)%

Revenue
Total revenue increased by $66.0 million, or 16%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.

(in thousands, except percentages)	Year Ended December 31,
	2023	2022	$ Change	% Change
Optimization revenue (f/k/a programmatic revenue)	$224,473	$190,608	$33,865	18%
Measurement revenue (f/k/a advertiser direct revenue)	186,049	154,929	31,120	20%
Publisher revenue (f/k/a supply side revenue)	63,847	62,811	1,036	2%
Total revenue	$474,369	$408,348	$66,021	16%
Total revenue increased for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a significant increase in our optimization revenue of $33.9 million, or 18%, attributable to growth in volume of impressions of 15% and the acquisition of a number of new large customers. Revenue from our measurement customers increased $31.1 million, or 20%, reflecting growth in volume of impressions of 25% and the acquisition of a number of new large customers. The average CPM for both optimization and measurement customers was consistent for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Operating expenses
Cost of Revenue. Cost of revenue increased by $23.6 million, or 31%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was driven by an increase in hosting fees of $15.2 million, an increase in revenue share to our DSP partners related to our growth in optimization revenue of $6.9 million and an increase in compensation expenses of $0.8 million. The remaining increase in cost of revenue is aggregated from several immaterial variances.

Sales and marketing. Sales and marketing expenses increased by $11.7 million, or 11%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was due to an increase in stock-based compensation expense of $9.9 million, which includes the charge taken for the Return-Target Options, and increases in advertising and travel expenses of $2.5 million with the return to in-person events. These increases were partially offset by a decrease in compensation-related expenses of $0.5 million, primarily due to the December 2022 restructuring. The remaining change in sales and marketing expenses is aggregated from several immaterial variances.

Technology and development. Technology and development expenses decreased by $3.4 million, or 5%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This was due to a decrease in compensation-related expenses of $14.5 million, primarily as a result of higher capitalization of labor due to long-term investments in our product, and decreases in professional and other fees of $1.1 million. These decreases were partially offset by increased stock-based compensation expense of $7.6 million, which includes the charge taken for the Return-Target Options, and increases in software application expenses of $4.6 million.

General and administrative. General and administrative expenses increased by $32.0 million, or 40%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was attributable to increases in stock-based compensation expense of $19.0 million, which includes the charge taken for the Return-Target Options, compensation-related expenses of $7.0 million, professional fees incurred for audit, tax, legal and other services, including our Form S-3 filing and the secondary underwritten offering, of $4.3 million, and an increase in our bad debt reserve of $2.0 million. The remaining change in general and administrative expenses is aggregated from several immaterial variances.

Depreciation and amortization. Depreciation and amortization expenses increased by $4.6 million, or 9%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, due to an increase in amortization expense related to capitalization of internal-use software of $5.5 million and depreciation expense for property, plant and equipment of $0.1 million, partially offset by a decrease in amortization expense for intangible assets of $1.0 million.

Foreign exchange loss, net. Foreign exchange loss, net decreased $4.3 million, or 91% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The loss resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.
Interest expense, net
Interest expense, net. Interest expense, net increased by $3.2 million, or 35%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was attributable to higher interest expense of $5.5 million due to increases in the interest rate on the Revolver from 6.2% at December 31, 2022, to 7.4% at December 31, 2023, driven by the macroeconomic environment, partially offset by $2.3 million of higher interest income on our cash balances.
Employee retention tax credit
Employee retention tax credit. For the year ended December 31, 2022, the Employee retention tax credit was $7.0 million. The Employee retention tax credits refund claims were filed in 2022 pursuant to the CARES Act.
Benefit from income taxes
Benefit from income taxes. Benefit from income taxes increased by $0.1 million, or 4%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The benefit from income taxes increased primarily due to non-deductible expenses relating to stock-based compensation that are included in the current period offset by R&D and other tax credits, favorable changes in state tax rates, and release of the valuation allowance.
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
Adjusted EBITDA

(in thousands, except percentages)	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$7,238	$15,373	$(52,437)
Depreciation and amortization	54,966	50,396	62,286
Stock-based compensation	81,103	44,752	58,766
Interest expense, net	12,236	9,053	19,244
Benefit from income taxes	(2,382)	(2,288)	(3,538)
Restructuring and severance costs	4,028	10,321	4,249
Acquisition and integration costs	—	97	3,092
Foreign exchange loss, net	430	4,798	—
Employee retention tax credit	—	(6,981)	—
Facility exit costs	—	—	6,600
Debt extinguishment costs	—	—	3,721
IPO readiness costs	—	—	1,094
Offering costs, impairments and other costs	1,913	1,058	223
Adjusted EBITDA	$159,532	$126,579	$103,300
Revenue	$474,369	$408,348	$323,513
Net income (loss) margin	2%	4%	(16)%
Adjusted EBITDA margin	34%	31%	32%

Liquidity and Capital Resources
General
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $124.8 million, which was held for working capital purposes, as well as the available balance of our Revolver, defined below.

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through November 2032 and the total noncancelable payments under these leases were $33.3 million as of December 31, 2023, $10.9 million of which will be paid within the next 12 months and $22.4 million thereafter. Total noncancelable rentals under subleases were $9.4 million as of December 31, 2023, $2.8 million will be received in the next 12 months and $6.6 million thereafter. Total noncancelable purchase commitments related to hosting services as of December 31, 2023, were $154.5 million for periods through 2028, of which $38.3 million are committed for the next 12 months and $116.2 million thereafter. As of December 31, 2023, we had no short-term debt. Information about our long-term debt is provided below.
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
Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2023, we had deferred revenue of $0.7 million, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.
Credit Facilities
On September 29, 2021, we entered into a new credit agreement with various lenders (the “Credit Agreement”), which provides for an initial $300.0 million in commitments for revolving credit loans (the "Revolver"), which amount may be increased or decreased under specific circumstances, with a $30.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. The Company used borrowings under the Credit Agreement, together with cash on hand, to repay all outstanding balances under the prior credit agreement.
On June 23, 2023, the Company entered into the First Amendment to Credit Agreement, which changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The First Amendment to the Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. Following the First Amendment, the interest rates applicable to the Revolver under the Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate (as defined in the Credit Agreement), (b) the Federal Funds Effective Rate plus 0.5%, and (c) Adjusted Term SOFR, which is calculated as the sum of (i) term SOFR as published by the Federal Reserve Bank of New York for a one-month Interest Period and (ii) a credit spread adjustment of 0.10% per annum (subject to a floor of 0.0%) (each term as defined in the Credit Agreement) plus 1%, or (ii) in the case of RFR Loans (as defined in the Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the Credit Agreement) or (y) the applicable Term RFR (as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranges from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company also pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The interest rate at December 31, 2023 was 7.4%.
The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the Credit Agreement) of 3.50:1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of December 31, 2023, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

Restrictions on Subsidiaries under the Credit Agreement
The Company is a holding company that conducts substantially all its activities through its subsidiaries and has no material operations of its own or direct outstanding debt obligations. The Company’s wholly-owned subsidiaries are subject to the terms and restrictions set forth in the Credit Agreement, which among other things, limit the ability of the Company’s subsidiaries to make loans or advances or to pay dividends or distributions. As is customary, these restrictions are subject to specific exceptions set forth in the Credit Agreement. The restrictions placed on the Company’s subsidiaries under the Credit Agreement have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations because substantially all of the Company’s consolidated cash obligations are obligations of the Company’s subsidiaries, which payment is generally permitted under the terms of the Credit Agreement.
Cash Flows
The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$131,623	$72,467	$63,595
Net cash used in investing activities	(34,718)	(18,292)	(200,092)
Net cash provided by (used in) financing activities	(58,851)	(37,471)	160,190
Net increase in cash and cash equivalents, and restricted cash	38,054	16,704	23,693
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(435)	(3,111)	(2,336)
Cash, cash equivalents, and restricted cash, at beginning of year	89,671	76,078	54,721
Cash, cash equivalents, and restricted cash, at end of year	$127,290	$89,671	$76,078
Operating Activities
For the year ended December 31, 2023, net cash provided by operating activities was $131.6 million, resulting from net income of $7.2 million adjusted for non-cash expenses of depreciation and amortization of $55.0 million, stock-based compensation of $81.1 million, bad debt expense of $3.8 million and a decrease in working capital of $6.0 million, partially offset by a deferred tax benefit of $21.5 million.
For the year ended December 31, 2022, net cash provided by operating activities was $72.5 million, resulting from a net income of $15.4 million partially offset by adjustments for non-cash expenses of depreciation and amortization of $50.4 million, stock-based compensation of $44.8 million, foreign exchange losses of $5.2 million, amortization of debt issuance costs of $0.5 million, bad debt expense of $1.8 million, and a loss on disposal of assets of $1.0 million, partially offset by Employee retention tax credit of $7.0 million, an increase in working capital of $30.7 million, and a deferred tax provision of $8.9 million.
Investing Activities
Cash used in investing activities was $34.7 million during the year ended December 31, 2023, reflecting capitalized costs relating to our internal use software of $31.8 million, purchase of property and equipment of $2.0 million and a payment related to our 2021 acquisition of Context of $1.0 million.
Cash used in investing activities was $18.3 million during the year ended December 31, 2022, reflecting payment for acquisitions of $1.6 million, capitalized costs relating to our internal use software of $14.7 million and purchase of property and equipment of $2.0 million.

Financing Activities
Cash used in financing activities was $58.9 million for the year ended December 31, 2023, reflecting a net repayment of outstanding long-term debt of $70.0 million, partially offset by receipt of $8.0 million in stock options exercised and cash received from the ESPP of $3.2 million.
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
Impact of Inflation
While inflation may impact our revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial during the year ended December 31, 2023. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future, including by high levels of inflation experienced globally as a consequence of various macroeconomic factors.
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

Revenue Recognition

We recognize revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration that is expected to be received for those goods and services. Based on the terms of our contracts with customers and consistent with historic practice, we recognize revenue upon invoicing for a large majority of our contracts utilizing the "right to invoice" practical expedient as the invoiced amount directly corresponds to the value of the Company's performance to date, which occurs after the customer receives the promised goods or services. Additionally, revenue is accrued in the period for which services have been performed but not yet invoiced to the customer. Refer to Note 2 "Basis of presentation and summary of significant accounting policies—(n) Revenue" to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding our revenue recognition policies.
We derive revenue primarily from advertisers by providing measurement and optimization solutions. Fees associated with our contracts include impression-based fees driven by impression volume and CPM. The solutions are designed to serve both the buy-side and the sell-side of digital ad transactions.
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
Goodwill, Intangible Assets and Long-Lived Assets
We record goodwill as the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We evaluate goodwill, at a minimum, on an annual basis in the fourth quarter, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to its fair value. For purposes of this analysis, we consider the Company to be a single reporting unit. We will first perform a qualitative analysis (“Step Zero”) to determine if the existence of events or circumstances would lead to a conclusion that it is more likely than not that the fair value of the reporting unit is less than the carrying value. If after this assessment it is determined that it is more likely than not that the fair value is less than the carrying value, then a quantitative goodwill impairment analysis is performed which is referred to as “Step 1”. Depending upon the results of that analysis, if the carrying amount of the reporting unit exceeds the fair value of the reporting unit, goodwill may be written down and impairment expense is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). During the fourth quarter of 2023, we conducted a Step Zero analysis and concluded that there were no impairment indicators. Goodwill is tested annually for impairment as well as whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of any potential impairment. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.
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

As of December 31, 2023, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.
Equity-Based Compensation
Equity-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. We account for forfeitures as they occur.
The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes pricing model and Monte Carlo simulation. We estimated its future stock price volatility based upon observed option-implied volatilities for a group of peer companies. Management believes this is the best estimate of the expected volatility over the weighted-average expected term of its option grants. The risk-free interest rate is based on the implied yield currently available on U.S. treasury issues with terms approximately equal to the expected term of the option. We currently have no history or expectation of paying cash dividends on common stock. We use the simplified method to calculate the expected term for our options.
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
Concurrent with the effectiveness of the Company’s IPO, the return target options were also modified. Vesting of the new return target options was based upon a sale of shares by Vista following the IPO resulting in Vista realizing a cash return on its investment equaling or exceeding $1.17 billion. As the return multiple and vesting conditions associated with the return target options were also modified, we fair valued the options using a Monte Carlo simulation model which resulted in a fair value of $36,395 on the modification date. During 2023, upon Vista's filing of a "shelf" registration statement on Form S-3, we concluded that the market condition and the implied performance condition relating to the return target options were deemed to be probable and recognized stock-based compensation expense relating to the return target options.
In addition to the above awards, our practice is to issue restricted stock units ("RSUs") to employees and market stock units ("MSUs") to certain executives.
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
We evaluated all potential uncertain tax positions and have established a UTP on the Research and Development Tax Credit, certain state income tax positions and certain foreign net operating losses.
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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, U.K., France, Germany, Italy, and Singapore. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2023, a hypothetical 10% increase of the exchange rate between the U.S. Dollar and foreign currencies applicable to our business, with the U.S. Dollar strengthening, would have resulted in additional foreign exchange losses of approximately $0.4 million.
Interest Rate Risk
Our primary market risk exposure is changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The Revolver carries interest at a variable interest rate.
The U.S. Federal Reserve may further raise the federal funds rate, which may result in downstream impacts to global exchange rates and further adverse impacts to our reported results. On December 31, 2023, we had total outstanding debt of $155.0 million under our Revolver. High interest rates have also resulted in an increase in our interest rate to 7.4% on December 31, 2023, compared to 6.2% at December 31, 2022. Based on these amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in an increase to interest expense of $1.6 million or a benefit of $1.6 million, respectively.

As of December 31, 2023, our exposure due to changes in interest rates related to investment income from our investment portfolio of cash equivalents is not material due to the nature and amount of our money market funds. A hypothetical 100-basis point increase or decrease in interest rates would have no material effect on our interest income and financial results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Integral Ad Science Holding Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Integral Ad Science Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders'/members' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for allowance for credit losses in 2023 and the manner in which it accounts for leases in 2022.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement and Publisher Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s solutions help publishers globally deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted. For all contracts, management identifies the performance obligations at contract inception by evaluating whether the promised services are distinct. Performance obligations within the majority of the Company’s contracts comprise a series of distinct services that are satisfied ratably over time and are treated as a single performance obligation. Promises within standard contracts include (i) access to the Company’s platform, (ii) customer support services, and (iii) updates and enhancements to the Company’s platform and data. Revenue is recognized when control of the promised services are transferred to customers. Management recognizes revenue by multiplying the CPM (cost per thousand impressions) and the number of impressions measured. An impression is measured by the platform when a digital ad is served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography. This method utilizes the “right to invoice” practical expedient as the invoiced amount directly corresponds to the value of the Company’s performance to date. During the year ended December 31, 2023, the Company recognized revenue of $474 million, a significant portion of which relates to the measurement and publisher revenue.

The principal consideration for our determination that performing procedures relating to measurement and publisher revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition. As previously disclosed by management, material weaknesses existed during the year which impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over measurement and publisher revenue. These procedures also included, among others, evaluating the recognition of revenue for a selection of measurement and publisher revenue transactions by (i) obtaining and inspecting source documents, such as customer contracts, invoices, impression data, and if applicable, subsequent cash receipts, and (ii) recalculating revenue recognized based on the terms of each arrangement and impressions measured.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2024

We have served as the Company’s auditor since 2011.

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$124,759	$86,877
Restricted cash	54	45
Accounts receivable, net	74,609	67,884
Unbilled receivables	46,548	41,550
Prepaid expenses and other current assets	18,959	24,761
Due from related party	—	29
Total current assets	264,929	221,146
Property and equipment, net	3,769	2,412
Internal use software, net	40,301	23,642
Intangible assets, net	178,908	217,558
Goodwill	675,282	674,094
Operating lease right-of-use assets, net	21,668	22,787
Deferred tax asset, net	2,465	2,020
Other long-term assets	4,402	5,024
Total assets	$1,191,724	$1,168,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,232	$60,799
Operating lease liabilities, current	9,435	6,749
Due to related party	121	122
Deferred revenue	682	99
Total current liabilities	82,470	67,769
Deferred tax liability, net	20,367	45,495
Long-term debt	153,725	223,262
Operating lease liabilities, non-current	19,523	22,875
Other long-term liabilities	6,183	1,066
Total liabilities	282,268	360,467
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2023; 0 shares issued and outstanding at December 31, 2023 and 2022	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized at December 31, 2023, 158,757,620 and 153,990,128 shares issued and outstanding at December 31, 2023 and 2022, respectively	159	154
Additional paid-in-capital	901,259	810,186
Accumulated other comprehensive loss	(916)	(2,899)
Accumulated earnings	8,954	775
Total stockholders’ equity	909,456	808,216
Total liabilities and stockholders’ equity	$1,191,724	$1,168,683

See accompanying notes to the consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2023	2022	2021
Revenue	$474,369	$408,348	$323,513
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	99,352	75,755	54,572
Sales and marketing	117,989	106,286	86,412
Technology and development	72,906	76,351	67,019
General and administrative	111,634	79,654	78,989
Depreciation and amortization	54,966	50,396	62,286
Facility exit costs	—	—	6,600
Foreign exchange loss, net	430	4,749	645
Total operating expenses	457,277	393,191	356,523
Operating income (loss)	17,092	15,157	(33,010)
Interest expense, net	(12,236)	(9,053)	(19,244)
Employee retention tax credit	—	6,981	—
Loss on extinguishment of debt	—	—	(3,721)
Net income (loss) before benefit from income taxes	4,856	13,085	(55,975)
Benefit from income taxes	2,382	2,288	3,538
Net income (loss)	$7,238	$15,373	$(52,437)
Net income (loss) per share:
Basic	$0.05	$0.10	$(0.37)
Diluted	$0.04	$0.10	$(0.37)
Weighted average shares outstanding:
Basic	156,272,335	154,699,694	143,535,546
Diluted	161,723,131	157,258,083	143,535,546
Other comprehensive income (loss):
Foreign currency translation adjustments	1,983	(2,584)	(4,838)
Total comprehensive income (loss)	$9,221	$12,789	$(57,275)

See accompanying notes to the consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBERS’ EQUITY

	Members’ Interest		Common Stock
(IN THOUSANDS, EXCEPT UNITS AND SHARES DATA)	Units	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated earnings (deficit)	Total members’/stockholders' equity
Balances at January 1, 2021	134,039,494	$553,717	—	$—	$—	$4,523	$(126,761)	$431,479
Repurchase of units	(99,946)	(413)	—	—	—	—	(791)	(1,204)
Units vested	17,486	—	—	—	—	—	—	—
Option exercises	246,369	1,075	—	—	3,360	—	—	4,435
Foreign currency translation adjustment	—	—	—	—	—	(4,838)	—	(4,838)
Net loss prior to corporate conversion	—	—	—	—	—	—	(37,832)	(37,832)
Conversion to Delaware corporation (Note 1)	(134,203,403)	(554,379)	134,203,403	134	388,860	—	165,385	—
Rounding units/shares as a result of corporate conversion	—	—	(17)	—	—	—	—	—
Stock-based compensation	—	—	—	—	55,222	—	—	55,222
RSUs vested	—	—	26,931	—	150	—	—	150
Issuance of common stock in connection with initial public offering	—	—	16,821,330	17	274,340	—	—	274,357
Issuance of common stock for Publica acquisition	—	—	2,888,889	3	49,628	—	—	49,631
Issuance of common stock for Context acquisition	—	—	457,959	—	10,391	—	—	10,391
Net loss	—	—	—	—	—	—	(14,600)	(14,600)
Balances at December 31, 2021	—	$—	154,398,495	$154	$781,951	$(315)	$(14,600)	$767,190
RSUs vested	—	—	1,084,966	1	—	—	—	1
Option exercises	—	—	1,586,728	2	7,153	—	—	7,155
Stock-based compensation	—	—	—	—	44,733	—	—	44,733
Foreign currency translation adjustment	—	—	—	—	—	(2,584)	—	(2,584)
Repurchase of common stock	—	—	(3,080,061)	(3)	(23,652)	—	—	(23,655)
Net income	—	—	—	—	—	—	15,373	15,373
Balances at December 31, 2022	—	$—	153,990,128	$154	$810,186	$(2,899)	$775	$808,216
RSUs and MSUs vested	—	—	3,492,130	4	—	—	—	4
Option exercises	—	—	1,001,793	1	7,988	—	—	7,989
ESPP purchase	—	—	273,569	—	2,306	—	—	2,306
Stock-based compensation	—	—	—	—	80,779	—	—	80,779
Foreign currency translation adjustment	—	—	—	—	—	1,983	—	1,983
Adoption of ASC 326, net of tax	—	—	—	—	—	—	941	941
Net income	—	—	—	—	—	—	7,238	7,238
Balances at December 31, 2023	—	$—	158,757,620	$159	$901,259	$(916)	$8,954	$909,456
See accompanying notes to the consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
(IN THOUSANDS)
Cash flows from operating activities:
Net income (loss)	$7,238	$15,373	$(52,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,966	50,396	62,286
Stock-based compensation	81,103	44,752	58,766
Foreign currency (gain) loss, net	(484)	5,233	—
Deferred tax benefit	(21,531)	(8,880)	(9,662)
Loss on extinguishment of debt	—	—	3,721
Facility exit costs	—	—	6,519
Amortization of debt issuance costs	463	464	1,136
Allowance for credit losses	3,816	1,837	3,024
Non-cash interest expense	—	—	394
Employee retention tax credit	—	(6,981)	—
Impairment of assets	33	974	218
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,148)	(18,581)	(9,095)
Increase in unbilled receivables	(4,685)	(5,830)	(8,504)
Decrease (increase) in prepaid expenses and other current assets	6,418	(10,641)	(3,617)
Increase in operating leases, net	(29)	(852)	—
Decrease (increase) in other long-term assets	375	(1,057)	(614)
Increase in accounts payable and accrued expenses and other long-term liabilities	11,478	6,286	12,246
Increase in accrued rent	—	—	260
Increase (decrease) in deferred revenue	582	(88)	(976)
Increase (decrease) in due to/from related party	28	62	(70)
Net cash provided by operating activities	131,623	72,467	63,595
Cash flows from investing activities:
Payment for acquisitions, net of acquired cash	(966)	(1,603)	(186,435)
Purchase of property and equipment	(1,975)	(2,016)	(955)
Acquisition and development of internal use software and other	(31,777)	(14,673)	(12,702)
Net cash used in investing activities	(34,718)	(18,292)	(200,092)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	281,589
Payments for offering costs	—	—	(7,233)
Repayment of long-term debt	(145,000)	(35,000)	(356,396)
Repayment of short-term debt	—	(1,816)	—
Proceeds from the Revolver	75,000	15,000	245,000
Payments for debt issuance costs	—	—	(2,318)
Principal payments on capital lease obligations	—	—	(326)
Cash paid for unit repurchases	—	—	(1,201)
Proceeds from exercise of stock options	7,989	7,155	1,075
Payments for repurchase of common stock	—	(23,655)	—
Cash received from Employee Stock Purchase Program (ESPP)	3,160	845	—
Net cash (used in) provided by financing activities	(58,851)	(37,471)	160,190

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Net increase in cash, cash equivalents, and restricted cash	38,054	16,704	23,693
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(435)	(3,111)	(2,336)
Cash, cash equivalents, and restricted cash, at beginning of year	89,671	76,078	54,721
Cash, cash equivalents, and restricted cash, at end of year	$127,290	$89,671	$76,078
Supplemental Disclosures:
Cash paid during the year for:
Interest	$11,229	$8,511	$17,109
Taxes	$10,985	$16,396	$2,238
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$431	$97	$105
Internal use software acquired included in accounts payable	$1,444	$1,517	$859
Conversion of members’ equity to additional paid-in capital	$—	$—	$165,385
Lease liabilities arising from right of use assets	$6,282	$29,624	$—

See accompanying notes to the consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. Description of business
Integral Ad Science Holding Corp. and its wholly-owned subsidiaries (together, the “Company”), formerly known as Kavacha Topco, LLC, is a leading global digital advertising verification company by revenue. The Company’s mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms. The Company’s cloud-based technology platform provides actionable insights and delivers independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, and video. The Company’s proprietary and Media Rating Council (the “MRC”) accredited Quality Impressions® metric is designed to verify that digital ads are served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography. The Company is an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. The Company helps advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.
The Company has its operations within the United States ("U.S.") in New York, California, and Illinois. Operations outside the U.S. include but are not limited to countries such as the United Kingdom ("U.K."), Ireland, France, Germany, Spain, Italy, Singapore, Australia, Japan, India and the Nordics.
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
(a) Basis of presentation
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the financial position, results of operations and cash flows for all periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

(b) Basis of consolidation

The consolidated financial statements include the accounts of Integral Ad Science Holding Corp. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the estimated useful lives of intangible assets and internal use

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

software, the allowance for credit losses, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to heightened inflation, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, instability in the financial markets and disruptions in European economies as a result of the war in Ukraine and other geopolitical issues.

(d) Employee retention tax credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the "Appropriations Act") extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during 2021. The Company qualified for the employee retention credit beginning in March 2020 for qualified wages through June 2021 and filed a cash refund claim during the year ended December 31, 2022. The employee retention credit totaling $6,981, within Employee retention tax credit on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and included within Prepaid expenses and other current assets on the Company's Consolidated Balance Sheets as of December 31, 2022. As of December 31, 2023, substantially all of the tax credit receivable has been received.

(e) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiaries is the currency of the primary economic environment in which they operate, which is their local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses including those on intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange loss, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

For the years ended December 31, 2023, 2022, and 2021, foreign exchange loss, net consists of unrealized foreign exchange gains of $484 and losses of $5,229 and $24, respectively, and realized transaction losses of $914, gains of $480 and losses of $621, respectively.

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
Accounts receivable are spread over many customers in various countries. The Company maintains an allowance for credit losses on uncollectible accounts receivable based on expected collectability and through the ongoing performance of credit evaluations of customers’ financial condition.
As of December 31, 2023, and 2022, no customer accounted for more than 10% of accounts receivable.
The Company has entered into long-term revenue share agreements with certain demand-side platforms. The results of operations would be adversely affected if these agreements were to be terminated.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(g) Cash, cash equivalents, and restricted cash

Cash and cash equivalents include money market accounts and other highly liquid investments with an original maturity date of three months or less at the time of purchase. Cash amounts with restrictions are classified as restricted cash within the Consolidated Balance Sheets.

The Company generated interest income of $2,774, $466, and $7 during years ended December 31, 2023, 2022 and 2021, respectively.

The following table provides a roll forward of the changes in the restricted cash balance:

Restricted cash as of December 31, 2021	$2,869
Release of deposits for facilities leases no longer restricted	(26)
Release of deposits for medical claims and other	(49)
Restricted cash as of December 31, 2022	$2,794
Release of deposits for facilities leases no longer restricted	(256)
Release of deposits for medical claims and other	(7)
Restricted cash as of December 31, 2023	$2,531
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
	2023	2022
Cash and cash equivalents	$124,759	$86,877
Short-term restricted cash	54	45
Long-term restricted cash (held in other long-term assets)	2,477	2,749
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$127,290	$89,671
(h) Accounts receivable, net
Accounts receivable are carried at the original invoiced amount less an allowance for credit losses. The allowance is estimated based on management’s knowledge of its customers’ financial condition, credit history, and existing economic conditions. Invoices are typically issued with net 30-days to net 90-days terms. Account balances are considered delinquent if payment is not received by the due date, and the receivables are written off when deemed uncollectible. The allowance for credit losses is recorded in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss).
The activity in our allowance for credit losses consists of the following:

	December 31,
	2023	2022	2021
Balance at beginning of year	$6,691	$5,883	$4,257
Additional provision	3,816	1,837	3,024
Receivables written-off/reversals	(591)	(1,029)	(1,398)
Impact of ASC 326 adoption	(1,271)	—	—
Balance at the end of year	$8,645	$6,691	$5,883

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

Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of December 31, 2023, 2022 and 2021, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

The Company will recognize renewal options as part of its right-of-use assets and lease liabilities if it concludes that it is reasonably certain to exercise the option. Additionally, these lease arrangements do not contain residual value guarantees, and there are no other restrictions or covenants in the contracts.

All long-lived assets used in the Company’s operations are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

December 31, 2023, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

(k) Goodwill

Goodwill is the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In testing goodwill for impairment, there is an option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed which is referred to as “Step 1”. Depending upon the results of that analysis, if the carrying amount of the reporting unit exceeds its fair value, goodwill may be written down and impairment expense is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2023, 2022 and 2021, there were no impairment charges taken.
(l) Intangible assets, net
Intangible assets consist of developed technology, customer relationships, favorable leases, and trademarks. Intangible assets are recorded at fair value at the time of their acquisition and are stated within our Consolidated Balance Sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis or using an accelerated method, over their estimated useful lives. Amortization expenses are recorded as operating expenses within our Consolidated Statements of Operations and Comprehensive Income (Loss). Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2023, 2022 and 2021, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(n) Revenue recognition

The Company’s customers include advertisers and publishers. The Company’s pre-bid and post-bid verification solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile in-app, social, and CTV platforms. The Company's pre-bid optimization solution is directly integrated with DSPs to help optimize return on ad spend by directing budgets to the best available inventory. The Company’s solutions help publishers globally deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted.

The Company's revenue is derived from three distinct channels:

•Optimization revenue (f/k/a programmatic revenue) represents pre-bid solutions which help optimize return on ad spend by directing budgets to the most effective inventory.
•Measurement revenue (f/k/a advertiser direct revenue) represents post-bid solutions which measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, attention, and more.
•Publisher revenue (f/k/a supply side revenue) represents solutions with publisher customers that identify high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted on a global basis. Publisher revenue is also derived from our Publica LLC ("Publica") business through an IAS suite of CTV ad serving products that publishers adopt to help them power their streaming ad break decisioning.

The Company recognizes revenue under the five-step model in accordance with ASC 606.

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

Recognize revenue when a performance obligation is satisfied

The Company recognizes revenue when control of the promised services are transferred to customers. The Company recognizes revenue by multiplying the CPM and the number of impressions measured. An impression is measured by the platform when a digital ad is served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography. This method utilizes the “right to invoice” practical expedient as the invoiced amount directly corresponds to the value of the Company’s performance to date.

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

Invoices are typically issued with net 30-days to net 90-days terms and customers do not have a contractual right to refunds. Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment of $682 and $99 as of December 31, 2023 and 2022, respectively.

The Company recognizes expenses when direct fulfillment costs are incurred. Sales commissions represent incremental contract costs of obtaining a contract. The majority of these costs are recorded in sales and marketing expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
(p) Income taxes
The Company is subject to U.S. federal, state, local, and foreign income taxation on its income. The Company accounts for income taxes using an asset and liability approach, which requires estimates of taxes payable or refunds for the current period and estimates of deferred income tax assets and liabilities for the anticipated future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Current and deferred income tax assets and liabilities are based on provisions of the enacted income tax laws and are measured using the enacted income tax rates and laws that are expected to be in effect when the future tax events are expected to reverse. The effects of future changes in income tax laws or rates are not anticipated. The income tax provision is comprised of the current income tax expense and the change in deferred income tax assets and liabilities.

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

(r) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company used the assumptions below in valuing its time-based service options, which vest over a period of time subject to continued employment ("Time-Based Options"), return target options ("Return-Target Options"), which vest upon a realized cash return of the equity investment of Vista Equity Partners ("Vista"), and funds controlled by Vista and registration of the shares held by Vista, market stock units ("MSUs"), and shares to be purchased under the 2021 Employee Stock Purchase Plan ("ESPP").

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

	December 31,
	2023			2022			2021
Estimated fair value	$3.35	-	$38.36	$3.26	-	$15.15	$8.16	-	$14.04
Expected volatility (%)	50.0%	-	65.0%	70.0%	-	80.0%	65.0%	-	80.0%
Expected term (in years)	0.26	-	4.00	0.50	-	4.00	3.00	-	10.00
Risk-free interest rate (%)	3.63%	-	5.55%	2.96%	-	3.97%	0.46%	-	0.98%
Dividend yield	—			—			—
(s) Internal use software, net
Software development costs consist primarily of costs incurred in research and development, software engineering, and web design activities and related employee compensation costs to create, enhance, and deploy the software infrastructure. Software development costs are expensed as incurred where the amounts primarily relate to planning activities, minor developments or normal maintenance activities that do not meet the requirements under ASC 350-40, Internal Use Software. The majority of these costs are recorded in technology and development expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Capitalized costs would include costs incurred during the software development stage, which occurs after the preliminary design stage. Such costs include consultant costs and salaries of engineers and data scientists. Enhancements to existing internal use software are capitalized when it is more likely than not that they will result in significant additional capabilities. For the years ended December 31, 2023, 2022 and 2021, respectively, the Company incurred $31,749, $15,379 and $13,654 of costs that met the requirements of internal use software capitalization, with $1,444 and $1,517 of these costs included in accounts payable as of December 31, 2023 and 2022, respectively. These costs were capitalized when incurred and are recognized in the Consolidated Balance Sheets at cost less accumulated amortization. The Company amortizes the software using the straight-line method over three years.
(t) Advertising Costs
The Company expenses advertising costs as incurred. The Company incurred $2,900, $2,333 and $1,861 in advertising expense during the years ended December 31, 2023, 2022 and 2021, respectively.

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
The adoption of ASU No. 2016-2 did not have a material impact on the Consolidated Statements of Operations and Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows.
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
The Company adopted ASU No. 2016-13 on January 1, 2023, utilizing the modified retrospective approach requiring a cumulative-effect adjustment to the opening accumulated deficit in the first quarter of 2023, and the

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

adoption resulted in an adjustment to retained earnings on January 1, 2023, of $941, net of tax. Refer to Note 2(h), Accounts receivables, net, for details on the Company’s accounting policy in accordance with ASU 2016-13.
In March 2020, the FASB issued ASU 2020-4, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-4”) which was intended to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The amendments in ASU No. 2020-4 provide operational expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU No. 2020-4 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. On December 21, 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which defers the sunset date of ASC 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848.

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

In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which is intended to improve the accounting for acquired revenue contracts with customers in a business combination and create consistency in practice related to (i) the recognition of an acquired contract liability, and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The Company adopted ASU 2021-08 on December 31, 2023, resulting in no material effect on the Company's consolidated results of operations, financial position or cash flows.

(v) Accounting pronouncements not yet adopted

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires incremental disclosures related to an entity's reportable segments. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2023. The Company does not expect the adoption of ASU No. 2023-07 to have a material impact on its consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires companies to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclosure more detailed information about income taxes paid, including by jurisdiction, pretax income (or loss) from continuing operations and income tax expense (or benefit). This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of ASU No. 2023-09 on its consolidated financial statements.

3. Business combinations
Publica
On August 9, 2021, a wholly-owned subsidiary of the Company acquired, directly or indirectly, all the membership units and membership interests of Publica. The purchase price related to this acquisition was $171,366 in cash, of which $680 was paid during the year ended December 31, 2022, and 2,888,889 shares of common stock

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of the Company, valued at $49,631. The acquisition was financed with proceeds received from the Company's IPO, as described in Note 1, "Description of business."
Context

On December 31, 2021, a wholly-owned subsidiary of the Company acquired, directly or indirectly, all the common equity of Nobora SAS ("Context"). The purchase price related to this acquisition was $22,575 in cash, of which $966 was payable, and paid, in December 2023, and 457,959 shares of common stock of the Company, valued at $10,391.

We have included the financial results of business combinations in the consolidated financial statements from the respective dates of acquisition, which were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as the impacts were not material.

4. Property and equipment, net
Property and equipment consisted of the following:

		December 31,
	Estimated Useful Lives	2023	2022
Computer and office equipment	1-3 years	$4,070	$3,761
Computer software	3-5 years	218	218
Leasehold improvements	Various	2,535	1,060
Furniture	5 years	585	308
Total property and equipment		7,408	5,347
Less: Accumulated depreciation		(3,639)	(2,935)
Total property and equipment, net		$3,769	$2,412
Depreciation and amortization expense of property and equipment for years ended December 31, 2023, 2022, and 2021 was $1,050, $907 and $1,719, respectively. During the years ended December 31, 2023, 2022 and 2021 the Company wrote off assets of $267, $294 and $8,786, respectively.
The Company had no computer and office equipment under capital leases as of December 31, 2023, and 2022. Depreciation expense related to assets under capital leases included $291 for the year ended December 31, 2021. During the year ended December 31, 2021, the Company wrote off fully depreciated assets under capital leases of $6,073.

5. Internal use software, net
Internal use software consisted of the following:

		December 31,
	Estimated Useful Life	2023	2022
Internal use software	3 - 5 years	$69,797	$47,658
Less: Asset impairments		(33)	(199)
Less: Accumulated amortization		(29,463)	(23,817)
Total internal use software, net		$40,301	$23,642
Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $15,087, $9,632 and $7,768, respectively. For the year ended December 31, 2023, the Company wrote-off $9,625 of fully amortized assets. For the years ended December 31, 2023 and December 31, 2022, the Company wrote-off $33 and $199,

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

respectively, of costs related to projects that were no longer being implemented, which were recorded in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss).
The estimated amortization expense for assets held at December 31, 2023, is as follows:

Estimated Amortization Expense
2024	$19,183
2025	14,928
2026	6,190
Total	$40,301
6. Intangible assets, net
The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	December 31, 2023
	Estimated Useful Life	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Customer relationships	5-15 years	$301,994	$(142,135)	$159,859	8.6 years
Developed technology	5 years	137,361	(125,426)	11,935	2.6 years
Trademarks	5-9 years	19,700	(12,604)	7,096	3.4 years
Favorable leases	6 years	198	(180)	18	0.5 years
Total		$459,253	$(280,345)	$178,908

	December 31, 2022
	Estimated Useful Life	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Customer relationships	5-15 years	$301,955	$(112,589)	$189,366	9.5 years
Developed technology	4-5 years	137,112	(118,650)	18,462	3.5 years
Trademarks	9 years	19,700	(10,021)	9,679	4.4 years
Favorable leases	6 years	198	(147)	51	1.5 years
Total		$458,965	$(241,407)	$217,558
Amortization expense related to intangibles for the years ended December 31, 2023, 2022 and 2021 were $38,829, $39,857 and $52,576, respectively.
Amortization expense for the subsequent five years and thereafter is as follows:

2024	$37,776
2025	34,164
2026	29,929
2027	20,616
2028	14,340
2029 and thereafter	42,083
$178,908

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. Goodwill
The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of January 1, 2022	$676,513
Measurement period adjustments	(231)
Impact of changes in exchange rates and other	(2,188)
Goodwill as of December 31, 2022	$674,094
Impact of changes in exchange rates and other	1,188
Goodwill as of December 31, 2023	$675,282
For the years ended December 31, 2023, 2022 and 2021, there were no impairment losses related to goodwill.

8. Accounts payable and accrued expenses and other long-term liabilities
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2023	2022
Accounts payable	$12,092	$10,487
Accrued payroll	9,250	12,623
Accrued professional fees	3,281	3,150
Accrued bonuses and commissions	20,413	16,527
Accrued revenue sharing	4,136	3,522
Taxes payable	6,436	3,130
Accrued hosting fees	9,475	5,949
Other accrued expenses	7,149	5,411
Total accounts payable and accrued expenses	$72,232	$60,799
Other long-term liabilities consisted of the following:

	December 31,
	2023	2022
Security deposit received	$672	$672
Fin 48 liability	5,511	394
Total other long-term liabilities	$6,183	$1,066

9. Long-term debt
On September 29, 2021, the Company entered into a credit agreement with various lenders, which was amended on June 23, 2023 (as amended, the "Credit Agreement"), that provides for an initial $300,000 in commitments for revolving credit loans (the "Revolver"), which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. During the years ended December 31, 2023, and 2022 the Company drew $75,000 and $15,000, respectively, and paid down $145,000 and $35,000, respectively, under the Revolver.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Borrowings under the Credit Agreement are scheduled to mature on September 29, 2026. The Credit Agreement contains certain customary events of default including failure to make payments when due thereunder, and failure to observe or perform certain covenants.
The proceeds of the Revolver, together with cash on hand, were used to repay the outstanding balance of the term loan and revolving loan under the prior credit agreement entered into on July 19, 2018. In connection with the Revolver, the Company incurred costs of $2,318 that are included in Long-term debt, net, in the Consolidated Balance Sheets. In connection with the extinguishment of the term loan and revolving loan under the prior credit agreement, the Company wrote off deferred financing costs of $3,721 as a loss on extinguishment.
The June 23, 2023, amendment changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The amendment became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. The interest rates for the Revolver under the Credit Agreement (i) for U.S. dollar loans are equal to (i) the applicable rate for base rate loans range from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the Credit Agreement) denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on December 31, 2023 was 7.4%.
Any borrowings under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.
The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Net Leverage Ratio (as defined in the Credit Agreement) of 3.50:1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of December 31, 2023, the Company was in compliance with all covenants contained in the Credit Agreement.

	December 31,
	2023	2022
Revolver	$155,000	$225,000
Less: Unamortized long-term debt issuance costs	(1,275)	(1,738)
Total carrying amount	$153,725	$223,262
Amortization expense related to debt issuance costs for the years ended December 31, 2023, 2022 and 2021 was $463, $464 and $1,136, respectively. The Company recognized interest expense of $14,547, $9,055 and $17,749 during the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
Future principal payments of long-term debt as of December 31, 2023 are as follows:

Year Ending December 31,
2024	$—
2025	—
2026	155,000
Total principal payments	$155,000

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. Income taxes
Integral Ad Science Holding LLC, filed a check the box election to be treated as a regarded entity for U.S. federal income tax purposes. The components of net income/(loss) before benefit from income taxes for the years ended December 31, 2023, 2022, and 2021 are as follows:

	December 31,
	2023	2022	2021
United States	$29,769	$6,819	$(63,686)
Foreign Operations	(24,913)	6,266	7,711
Net income (loss) before income taxes	$4,856	$13,085	$(55,975)
The components of the benefit from income taxes are as follows:

	December 31,
	2023	2022	2021
Current tax provision
Federal	$12,889	$1,094	$544
Foreign	4,755	3,497	3,715
State and Local	1,505	2,001	1,865
Current tax provision	19,149	6,592	6,124
Deferred tax (benefit) provision
Federal	(12,263)	(661)	(5,812)
Foreign	606	(1,185)	(1,373)
State and Local	(9,874)	(7,034)	(2,477)
Deferred tax benefit	(21,531)	(8,880)	(9,662)
Benefit from income taxes	$(2,382)	$(2,288)	$(3,538)
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(145.1)	(41.3)	1.7
Effect of non-U.S. operations	120.7	(0.7)	(0.4)
Section 162(m)	134.1	24.4	(10.9)
Stock-based compensation	(7.1)	23.8	(0.9)
Transaction expenses	7.9	(14.7)	(1.4)
US tax on foreign earnings	(39.2)	(6.5)	(5.7)
R&D and other credits	(189.5)	(23.3)	3.7
Change in valuation allowance	42.7	—	(1.0)
Meals and entertainment	3.8	—	—
Other	1.6	(0.2)	0.2
Benefit from income taxes	(49.1)%	(17.5)%	6.3%

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The income tax benefit for the years ended December 31, 2023 and December 31, 2022 relates primarily to R&D and other tax credits, favorable change in state tax rates, release of the valuation allowance, and deductible transaction costs. The income tax benefit for the year ended December 31, 2021, relates principally to current period U.S. losses.

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred tax liability for the years ended December 31, 2023, and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets
Net Operating Loss (“NOL”) and other carryforwards	$13,076	$11,187
Stock-based compensation	5,704	4,886
Interest expense carryforward	—	3,774
Tax credit carryforward	1,573	3,032
Lease liability	6,655	7,582
Payroll and commissions	4,106	2,812
Allowance for credit losses	1,930	1,764
Section 174 capitalized costs	17,651	8,573
Accrued expenses and other liabilities	—	1,231
Total deferred tax assets	50,695	44,841
Valuation allowance	(5,292)	(3,217)
Net deferred tax assets	45,403	41,624
Deferred tax liabilities
Depreciation and amortization	(33,139)	(42,962)
Outside basis difference	(24,315)	(36,056)
Right of use asset	(5,359)	(6,080)
Accrued expenses and other liabilities	(492)	—
Total deferred tax liabilities	(63,305)	(85,098)
Net deferred tax liability	$(17,902)	$(43,474)
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
The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not realizable, the Company establishes a valuation allowance. The Company recorded valuation allowances in the amounts of $5,292 and $3,217 at December 31, 2023, and 2022, respectively. The Company recorded a valuation allowance against NOL and foreign tax credit carryforwards. The Company released $1,855 of its valuation allowance, which

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

was originally established against certain NOL carryforwards, and is primarily attributable to the Company’s improved profitability. Given the Company’s current and anticipated future earnings, the Company believes that there is a reasonable possibility that sufficient positive evidence may become available in a future period to allow the Company to reach a conclusion that a portion of the valuation allowance may be released in 2024. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period the release is recorded.
The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2023, because the Company intends to reinvest such earnings indefinitely outside of the United States. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. The amount of any unrecognized deferred tax liability related to these earnings is not practicable to determine.
The Company had U.S. federal net operating losses of $10,000 as of both December 31, 2023 and December 31, 2022, that are subject to Section 382 limitations. Additionally, the Company had state net operating losses of $151,800 and $170,600 as of December 31, 2023, and 2022, respectively. As a result of the Tax Cuts and Jobs Act, federal NOLs generated in tax years ending after December 31, 2017, are limited to a deduction of 80% of the taxpayer’s taxable income. Furthermore, the post 2017 federal NOLs are subject to an indefinite carryforward period; therefore, $10,000 as of December 31, 2023, and 2022 of the federal NOL may be carried forward indefinitely. The majority of the Company’s state net operating loss carryforwards will begin to expire, if not utilized, in 2029. Not all states have conformed to the Tax Cuts and Jobs Act; therefore, there are some states with indefinite carryforward periods. The Company has foreign NOL carryforwards of approximately $28,300 and $2,500 at December 31, 2023, and 2022, respectively, the majority of which are indefinite lived.
The changes in valuation allowances against deferred income tax assets were as follows:

	December 31,
	2023	2022
Balance at beginning of year	$3,217	$3,421
Additions charged to income tax expense	4,547	296
Reductions credited to income tax expense	(2,472)	(500)
Balance at end of year	$5,292	$3,217
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
As of December 31, 2023, the Company had $5,885 of unrecognized tax benefits, which represents an amount that, if recognized, would impact the effective tax rate in future periods. As of December 31, 2022, the Company had $2,808 of unrecognized tax benefits. Accrued liabilities for interest and penalties were $87 and $70 for December 31, 2023, and 2022, respectively.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Unrecognized tax benefits activity is summarized below:

	December 31,
	2023	2022
Balance at beginning of year	$2,808	$932
Additions based on tax positions related to the current year	1,447	896
Additions based on tax positions related to prior years	1,630	980
Balance at end of year	$5,885	$2,808
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
The following table summarizes revenue by geographic area:

	December 31,
	2023	2022	2021
Revenue:
Americas	$327,589	$279,254	$204,341
EMEA	111,004	96,679	86,187
APAC	35,776	32,415	32,985
Total	$474,369	$408,348	$323,513
For the years ended December 31, 2023, 2022 and 2021, revenue in the U.S. was $310,822, $264,166 and $188,636, respectively.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes long lived assets (including property and equipment, net and operating lease right-of-use assets), net by geographic area for the years ended December 31, 2023, and 2022:

	December 31,
	2023	2022
Long lived assets:
Americas	$13,848	$16,016
EMEA	8,577	6,419
APAC	3,012	2,764
Total	$25,437	$25,199

12. Stock-based compensation
Total stock-based compensation expense for all equity arrangements for the years ended December 31, 2023, 2022, and 2021 were as follows:

	December 31,
	2023	2022	2021
Cost of revenue	$452	$507	$86
Sales and marketing	23,371	13,520	16,090
Technology and development	17,538	9,937	11,196
General and administrative	39,742	20,788	31,395
Total	$81,103	$44,752	$58,766

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company maintains multiple stock-based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	December 31,			Unamortized Expense as of	Weighted Average Vesting Term
	2023	2022	2021	December 31, 2023
Time-Based Options
2018 Plan	$3,989	$13,727	$50,656
2021 Plan	2,279	3,094	1,774
Total Time-Based Options Expense	$6,268	$16,821	$52,430	$3,993	1.3 years

Return-Target Options
2018 Plan	$18,215	$—	$—
2021 Plan	3,124	—	—
Total Return-Target Options Expense	$21,339	$—	$—	$—	0.0 years

LTIP Expense (2018 Plan)	$333	$—	$—

Other Equity Awards Under 2021 Plan
Restricted Stock Units ("RSUs")	$34,698	$22,548	$6,336	$102,181	3.0 years
Market Stock Units ("MSUs")	17,093	5,070	—	18,946	3.2 years
Other Equity Awards Under 2021 Plan Expense	$51,791	$27,618	$6,336	$121,127

Employee Stock Purchase Plan ("ESPP")	$1,372	$313	$—

Total Stock-Based Compensation Expense	$81,103	$44,752	$58,766	$125,120

Integral Ad Science Holding Corp. Amended and Restated 2018 Non-Qualified Stock Option Plan
On August 1, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (“2018 Plan”). Under the 2018 Plan, the Company had issued (i) Time-Based Options that vested over four years with 25% vesting after twelve months and an additional 6.25% vesting at the end of each successive quarter thereafter; and (ii) Return-Target Options that vested upon the first to occur of either the sale of the Company, or, sale or transfer to any third-party of shares, as a result of which, any person or group other than Vista, obtained possession of voting power to elect a majority of the Company’s board of directors or any other governing body and the achievement of a total equity return multiple of 3.0 or greater.
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
As a result of the modification to the Time-Based Options, the awards became subject to the guidance in ASC 718, Compensation - Stock Compensation. As the return multiple and vesting conditions associated with the Return-Target Options were also modified, the Company fair valued the Return-Target Options using a Monte Carlo simulation model which resulted in a fair value of $36,395 on the modification date. The Return-Target Options become exercisable following both (i) a registration of shares of common stock held by Vista and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. During the second quarter of 2023, with the filing of a “shelf” registration statement on Form S-3, the market condition and the implied performance condition relating to the Return-Target Options were deemed to be probable and the Company recorded $23,450 of stock-based compensation expense at that time.
Vesting of the Time-Based Options accelerates when the Return-Target Options vest and therefore, recognition of the remaining unamortized stock compensation expense related to the Time-Based Options will accelerate when the Return-Target Options vest.
The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of December 31, 2023, were 2,295,480 and 1,342,092, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.
2021 Omnibus Incentive Plan (“2021 Plan”)
On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of December 31, 2023, there were 35,121,308 shares reserved for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan will be increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.
As of December 31, 2023, there are 1,147,846 total options outstanding under the 2021 Plan, consisting of 764,908 Time-Based Options and 382,938 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.
Time Based Service Option activity
Time Based Service Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2022	4,251,290	$8.07	6.97	$12,163
Conversion of Return-Target Options to Time-Based Options	9,112	8.58	—	—
Canceled or forfeited	(198,221)	14.43	—	—
Exercised	(1,001,793)	7.98	—	—
Outstanding as of December 31, 2023	3,060,388	$7.70	5.70	$23,251
Vested and expected to vest as of December 31, 2023	3,060,388	$7.70	5.70	$23,251
Exercisable as of December 31, 2023	2,688,644	$6.64	5.48	$22,573

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at December 31, 2021	6,648,975	$7.46	7.76	$98,055
Granted	—	—	—	—
Canceled or forfeited	(810,957)	10.04	—	—
Exercised	(1,586,728)	4.51	—	—
Outstanding at December 31, 2022	4,251,290	$8.07	6.97	$12,163
Vested and expected to vest as of December 31, 2022	4,251,290	$8.07	6.97	$12,163
Exercisable at December 31, 2022	3,033,235	$6.34	6.59	$10,878

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2020	6,109,427	$4.82	8.47	$—
Granted	1,381,646	17.49	9.14	—
Canceled or forfeited	(595,729)	4.95	—	—
Exercised	(246,369)	4.36	—	—
Outstanding as of December 31, 2021	6,648,975	$7.46	7.76	$98,055
Vested and expected to vest as of December 31, 2021	6,648,975	$7.46	7.76	$98,055
Exercisable as of December 31, 2021	3,169,868	$4.47	6.20	$56,227

Return-Target Option activity
Return-Target Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2022	2,153,264	$8.03	6.97	$6,190
Conversion of Return-Target Options to Time-Based Options	(9,112)	8.58	—	—
Canceled or forfeited	(419,122)	10.34	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2023	1,725,030	$7.47	5.78	$13,318
Vested and expected to vest as of December 31, 2023	1,725,030	$7.47	5.78	$13,318
Exercisable as of December 31, 2023	—	$—	—	$—

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2021	3,265,126	$7.53	7.27	$47,947
Granted	—	—	0	—
Canceled or forfeited	(1,111,862)	6.54	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2022	2,153,264	$8.03	6.97	$6,190
Vested and expected to vest as of December 31, 2022	2,153,264	$8.03	6.97	$6,190
Exercisable as of December 31, 2022	—	$—	—	$—

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2020	3,054,701	$4.82	8.47	$—
Granted	691,306	17.49	9.14	—
Canceled or forfeited	(480,881)	4.69	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2021	3,265,126	$7.53	7.27	$47,947
Vested and expected to vest as of December 31, 2021	3,265,126	$7.53	7.27	$47,947
Exercisable as of December 31, 2021	—	$—	—	$—
Restricted Stock Units
The RSUs under the 2021 Plan granted before April 2022 vest 25% each year and become fully vested after 4 years of service. Beginning in April 2022, the majority of RSUs began vesting 6.25% at the end of each successive quarter and become fully vested after 4 years of service.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

RSU activity for the years ended December 31, 2023, and 2022 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	26,931	$5.57
Granted	2,667,591	19.32
Canceled or forfeited	(241,444)	18.23
Vested	(26,931)	5.57
Outstanding as of December 31, 2021	2,426,147	$19.43
Granted	8,050,276	10.78
Canceled or forfeited	(1,306,090)	16.17
Vested	(1,084,966)	15.48
Outstanding as of December 31, 2022	8,085,367	$11.88
Granted	4,936,078	13.56
Canceled or forfeited	(1,064,682)	13.35
Vested	(2,942,328)	12.54
Outstanding as of December 31, 2023	9,014,435	$12.41
Vested and expected to vest as of December 31, 2023	9,014,435
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
MSU activity for the year ended December 31, 2023, is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	1,465,286	14.53
Canceled or forfeited	(256,024)	14.41
Vested	—	—
Outstanding as of December 31, 2022	1,209,262	$14.55
Granted	1,446,396	21.01
Canceled or forfeited	(444,979)	16.52
Change in awards based on performance	139,609	14.93
Vested	(549,802)	14.97
Outstanding as of December 31, 2023	1,800,486	$19.28
Vested and expected to vest as of December 31, 2023	1,800,486

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2021 Employee Stock Purchase Plan (“ESPP”)
The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of December 31, 2023, 4,573,457 shares of common stock are reserved for issuance under the ESPP, and the number of shares available for issuance will be increased on January 1 of each calendar year beginning in 2022 and ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and can purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.
The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on the first business day of the offering period or the last business day of the offering period, whichever is lower. The ESPP is offered to employees in six-month windows, with phases beginning on February 1 and August 1 of each calendar year. No shares were issued under the ESPP for the year ended December 31, 2022. For the window that ended on January 31, 2023, employees purchased 111,163 shares at a price of $7.93 per share. For the window that ended on July 31, 2023, employees purchased 162,406 shares at a price of $8.77 per share. After such purchases, 4,299,888 shares were available for future purchase under the ESPP.

13. Members’/Stockholders' equity
As discussed in Note 1, "Description of business," the Company converted to a Delaware corporation, which created new elements of the capital structure on June 30, 2021, and modified existing elements of the capital structure in place on January 1, 2021.
Common stock
As of December 31, 2023, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.
During the year ended December 31, 2023, the Company issued 3,492,130 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 1,001,793 shares of common stock for $7,989, and employees purchased 273,569 shares of common stock through the ESPP.
During the year ended December 31, 2022, the Company issued 1,084,966 shares of common stock for vested RSUs and employees exercised stock options in exchange for 1,586,728 shares of common stock for $7,155. During the year ended December 31, 2022, the Company repurchased 3,080,061 shares of common stock for $23,655. The repurchase in excess of par value for the year ended December 31, 2022 was $23,652.
During the year ended December 31, 2021, the Company issued and sold 15,000,000 shares of common stock in connection with the closing of its IPO on July 2, 2021, and 1,821,330 shares of common stock in connection with the exercise of the underwriters' option to purchase additional shares that closed on July 28, 2021. The Company issued 2,888,889 shares of common stock in connection with its acquisition of Publica, and 457,959 shares of common stock in connection with its acquisition of Context. During the year ended December 31, 2021, the Company also issued 26,931 shares of common stock for vested RSUs.

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
For the year ended December 31, 2021, the Company repurchased 99,946 shares of common stock from members of the Company prior to the IPO, for $1,204. The repurchases in excess of par value for the year ended December 31, 2021, were $791. The repurchase of shares has been accounted for as a reduction in members’/shareholders’ equity in these consolidated financial statements. For the year ended December 31, 2021, the Company also issued 17,486 shares of common stock from members of the Company prior to the IPO, for vested RSUs and issued 246,369 shares of common stock from members of the Company prior to the IPO for options exercised during the year, for $4,435. The Company received proceeds of $3,360 from the exercise.

14. Leases
The Company leases office spaces under non-cancelable lease terms and has a remaining lease term of up to 8.8 years, with a number of month-to-month leases that are accounted for as short-term leases. The weighted-average remaining term of the Company's operating leases was 4.2 years as of December 31, 2023. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 6.1% as of December 31, 2023.
The following table presents components of lease cost recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

	December 31, 2023	December 31, 2022
Lease costs:
Operating lease costs	$8,742	$7,141
Short-term lease costs	2,537	3,393
Variable lease costs	683	395
Sublease income	(2,624)	(2,624)
Total lease costs	$9,338	$8,306
For the years ended December 31, 2023, and 2022, operating cash flows included $8,792 and $7,746 of cash paid for operating lease liabilities and $2,756 and $1,345 received from the sublease. As of December 31, 2023, there were no material operating leases that have not yet commenced.

As of December 31, 2023, and 2022, the Company has provided $1,925 and $2,275, respectively, in security deposits which are recorded within Other long-term assets on the Company's Consolidated Balance Sheets.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

As of December 31, 2023, the maturities of remaining lease payments included in the measurement of operating leases are as follows:

Year Ended December 31,
2024	$10,858
2025	8,080
2026	6,734
2027	2,391
2028	755
Thereafter	4,504
Total lease payments	33,322
Less: imputed interest	(4,364)
Total operating lease liability	$28,958

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of December 31, 2023, were approximately $154,517 for periods through 2028.

16. Employee contribution plans
The Company is a sponsor of certain qualified defined contribution plans covering all eligible employees. Such plans provide for matching contributions and in certain plans profit-sharing contributions. The Company made matching contributions of $4,704, $4,062 and $2,474 for the years ended December 31, 2023, 2022, and 2021, respectively.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17. Net income (loss) per share
For periods prior to the Company’s conversion to a Delaware corporation, including 2021 for which a portion of the period preceded the conversion, the Company has retrospectively presented net income (loss) per share as if the conversion had occurred at the beginning of the earliest period presented. The weighted average shares used in computing net income (loss) per share in these periods are based on the number of units held by members after giving effect to the conversion ratio.
Basic and diluted loss per share is computed by dividing net income (loss) by the weighted-average shares outstanding:

	December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$7,238	$15,373	$(52,437)
Denominator:
Basic Shares:
Weighted average shares outstanding	156,272,335	154,699,694	143,535,546
Diluted Shares:
Basic weighted average shares outstanding	156,272,335	154,699,694	143,535,546
Dilutive effect of stock-based awards	5,450,796	2,558,389	—
Weighted-average diluted shares outstanding	161,723,131	157,258,083	143,535,546
Net income (loss) per share
Basic	$0.05	$0.10	$(0.37)
Diluted	$0.04	$0.10	$(0.37)
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

	December 31,
	2023	2022	2021
Options to purchase common stock/member units	1,603,489	4,464,179	6,648,975
RSUs	714,296	1,834,100	2,426,147
MSUs	1,011,426	417,010	—
Total	3,329,211	6,715,289	9,075,122

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. Fair value disclosures
Assets and liabilities measured at fair value on a recurring basis
The Company invests in money market funds, which are measured and recorded at fair value on a recurring basis at each reporting period. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.
The following table summarizes our cash equivalents measured at fair value on a recurring basis:

	Fair value hierarchy	Fair value
Money market funds
December 31, 2023	Level 1	$15,331
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

19. Related-party transactions
The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). Total expenses incurred by the Company for VCG (a Vista related party) were $2, $77 and $201 for the years ended December 31, 2023, 2022 and 2021, respectively. These costs were included in general and administrative expenses. There were no amounts due to VCG as of December 31, 2023, and 2022.
The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). The Company incurred expenses of $100, $75 and $27 during the years ended December 31, 2023, 2022 and 2021, respectively, for various travel and other expenses. These costs were included in general and administrative expenses. Amounts due to VEP were $30 and $13 as of December 31, 2023, and 2022, respectively.
In May 2023, funds affiliated with Vista conducted an underwritten secondary offering of 11,500,000 shares of the Company’s common stock. In June 2023, funds affiliated with Vista sold 5,220,000 shares of the Company’s common stock in a block trade in compliance with Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). In December 2023, funds affiliated with Vista conducted an underwritten secondary offering of 11,000,000 shares of the Company's common stock. The Company did not receive any proceeds from these sales, but bore the costs associated therewith (other than underwriting discounts and commissions), which were $1,770 and were recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The Company had other related party transactions with companies owned by Vista that are immaterial individually and in the aggregate to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss).

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

20. Restructuring
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

The restructuring charge was recorded as follows:

December 31, 2022
Cost of revenue	$128
Sales and marketing	1,248
Technology and development	3,114
General and administrative	805
Total	$5,295

Activity impacting the Company's restructuring reserves, recorded within Accounts payable and accrued expenses on the Consolidated Balance Sheets, was as follows:

Total charge	$5,295
Payments	(980)
Balance at December 31, 2022	4,315
Restructuring reserve increase	69
Payments and impact of FX	(4,384)
Balance at December 31, 2023	$—

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

21. Condensed Financial Information of Registrant (Parent Company Only)

INTEGRAL AD SCIENCE HOLDING CORP.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—
Investment in subsidiaries	909,456	808,216
Total assets	$909,456	$808,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$—	$—
Total current liabilities	—	—
Total liabilities	—	—
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2023, 0 shares issued and outstanding at December 31, 2023 and 2022	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized at December 31, 2023, 158,757,620 and 153,990,128 shares issued and outstanding at December 31, 2023 and 2022, respectively	159	154
Additional paid-in-capital	901,259	810,186
Accumulated other comprehensive loss	(916)	(2,899)
Accumulated earnings	8,954	775
Total stockholders’ equity	909,456	808,216
Total liabilities and stockholders’ equity	$909,456	$808,216

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

INTEGRAL AD SCIENCE HOLDING CORP.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
Revenue	$—	$—	$—
Operating expenses	—	—	—
Operating income	—	—	—
Interest income, net	—	—	—
Income before provision for income taxes and equity in net income of subsidiaries	—	—	—
Benefit from income taxes	—	—	—
Equity in net income (loss) of subsidiaries	7,238	15,373	(52,437)
Net income (loss)	$7,238	$15,373	$(52,437)

INTEGRAL AD SCIENCE HOLDING CORP.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$7,238	$15,373	$(52,437)
Other comprehensive income (loss), net of tax:
Subsidiaries’ other comprehensive income (loss)	1,983	(2,584)	(4,838)
Total other comprehensive income (loss)	1,983	(2,584)	(4,838)
Total comprehensive income (loss)	$9,221	$12,789	$(57,275)
Business and basis of presentation

Description of business

The Company owns 100% of Kavacha Intermediate, LLC, which owns 100% of Kavacha Holdings, Inc, which owns 100% of Integral Ad Science, Inc.

The Company is a holding company with no material operations of its own, no direct outstanding debt obligations and it conducts substantially all its activities through its subsidiaries. The Company’s wholly owned subsidiaries are subject to the terms and restrictions in the Credit Agreement. Included in the Credit Agreement are terms that limit the ability of the borrower, Integral Ad Science, Inc., to pay dividends or lend to the Company. Those limitations are subject to certain exceptions as defined in the Credit Agreement. The Credit Agreement limits the ability of Integral Ad Science, Inc. and the Company’s subsidiaries to, among other things, pay dividends or distributions, incur additional debt, incur liens on assets, enter into certain investments, loans or advances, and enter into merger or consolidation agreements. As a result of the aforementioned restrictions, substantially all of the assets of the Company’s subsidiaries are restricted.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Basis of presentation

These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the parent’s investments in subsidiaries are presented under the equity method of accounting. A condensed statement of cash flows was not presented because the parent has no material operating, investing, or financing cash flow activities for the years ended December 31, 2023, 2022 and 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the accompanying notes to the consolidated financial statements.

22. Subsequent Events
In January 2024, underwriters exercised their option to purchase an additional 1,650,000 shares of the Company's common stock from funds affiliated with Vista, in connection with the secondary offering completed in December 2023. The Company did not receive any proceeds from these sales, but bore the costs associated therewith (other than underwriting discounts and commissions), which were $32 and will be recorded within General and administrative expenses in the 2024 Condensed Consolidated Statement of Operations and Comprehensive Loss.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management has established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Remediation of Previously Reported Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported on our Exchange Act reports, management had identified material weaknesses in internal control over financial reporting.
During the year ended December 31, 2023, we completed the implementation of measures designed to improve our internal control over financial reporting to remediate the material weaknesses, including:
•Engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting;
•Worked with experienced personnel to oversee our internal controls program and work with management in the design and implementation of internal control over financial reporting;
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
•Implemented a new Enterprise Resource Planning system to help streamline processes, increase automated controls, and enforce segregation of duties; and
•Performed a comprehensive segregation of duties assessment over key systems for financial reporting and mitigating actions.
Through these actions, we have addressed the material weaknesses by formalizing our accounting policies with respect to maintaining evidence in the operation of control procedures, improving our control framework to include both the appropriate segregation of duties and definition around the appropriate levels of precision for controls, including account reconciliations, journal entries, and balance sheet and income statement fluctuation analyses, and designing and documenting the execution of IT general controls for systems and applications relevant to internal control over financial reporting, specifically around user access, change management, computer operations, and program development controls.
Management has concluded that the actions taken to strengthen our internal control over financial reporting, as well as the results of our testing over the design and operating effectiveness of the controls, remediated the previously identified material weaknesses.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, the following Section 16 officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On November 3, 2023, Lisa Utzschneider, Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan covers the sale of up to 240,000 shares of common stock of the Company and expires on February 28, 2025.

•On November 3, 2023, Tania Secor, Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan covers the sale of up to 186,910 shares of common stock of the Company to be acquired upon the vesting of a portion of outstanding restricted stock units and market stock units. The actual number of shares to be sold under the trading plan will depend on the actual number of shares that are paid out pursuant to the terms of the award agreement, as well as shares sold to cover any applicable taxes. However, the number of shares sold cannot not exceed the maximum number set forth in the trading plan. The trading plan expires on October 31, 2024.

•On December 8, 2023, Alex Gil, Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading plan covers the sale of up to 30,843 shares of common stock of the Company to be acquired upon the vesting of a portion of outstanding restricted stock units and will depend on shares sold to cover any applicable taxes. However, the number of shares sold cannot exceed the maximum number set forth in the trading plan. The trading plan expires on December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 annual meeting of stockholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 (the “Proxy Statement”), and is incorporated herein by reference.

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

10.7
First Amendment to Credit Agreement, dated as of June 23, 2023, by and among Integral Ad Science, Inc. as borrower, Kavacha Holdings, Inc., as a guarantor, the other loan parties thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 3, 2023.

10.8+
Form of Restricted Stock Unit Notice and Agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the Commission on June 14, 2021).

10.9+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (No. 333-257619), filed with the Commission on July 1, 2021).

10.10+	Form of Stock Option Award Notice (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the Commission on June 21, 2021).

10.11+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the Commission on June 14, 2021).

10.12+
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

10.14+	Separation Agreement and Release of Claims, dated as of July 31, 2023, by and between Kshitij Sharma and Integral Ad Science, Inc.

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

10.17+
Separation Agreement and Release of Claims, dated as of March 29, 2023, by and between Oleg Bershadsky and Integral Ad Science, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 3, 2023)

10.18+
Employment Agreement dated as of September 11, 2022, by and between Integral Ad Science, Inc. and Tania Secor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2022).

10.19+
Amendment No. 1 to Employment Agreement, dated as of October 21, 2022, by and between Integral Ad Science, Inc. and Tania Secor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 10, 2022).

10.20+	Employment Agreement dated as of October 22, 2023, by and between Integral Ad Science, Inc. and Alex Gil.

10.21
First Amendment to Lease Agreement, between Brickman 95 Morton LLC and Integral Ad Science, Inc., dated March 25, 2016 (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the Commission on June 4, 2021).

21.1	List of subsidiaries of the registrant.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 **	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2 **	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

97.1	Integral Ad Science Holding Corp. Clawback Policy dated as of December 1, 2023.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Dated: February 27, 2024

Integral Ad Science Holding Corp.

By:	/s/ Lisa Utzschneider
Name:	Lisa Utzschneider
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated as of February 27, 2024.

Signature	Title

/s/ Lisa Utzschneider	Chief Executive Officer and Director (Principal Executive Officer)
Lisa Utzschneider

/s/ Tania Secor	Chief Financial Officer (Principal Financial Officer)
Tania Secor

/s/ Alex Gil	Chief Accounting Officer (Principal Accounting Officer)
Alex Gil

/s/ Rod Aliabadi	Director
Rod Aliabadi

/s/ Otto Berkes	Director
Otto Berkes

/s/ Michael Fosnaugh	Director and Chair of the Board
Michael Fosnaugh

/s/ Bridgette Heller	Director
Bridgette Heller

/s/ Christina Lema	Director
Christina Lema

/s/ Brooke Nakatsukasa	Director
Brooke Nakatsukasa

/s/ Jill Putman	Director
Jill Putman

/s/ Martin Taylor	Director
Martin Taylor