Form 10-Q
period 2024-03-31
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2024-05-09
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40557

INTEGRAL AD SCIENCE HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-0731995
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

12 E 49th Street, 20th Floor New York, NY	10017
(Address of principal executive offices, including zip code)	(Zip Code)
(646) 278-4871
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 6, 2024, the Registrant had 160,543,505 shares of common stock, $0.001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$83,947	$124,759
Restricted cash	298	54
Accounts receivable, net	67,764	74,609
Unbilled receivables	43,198	46,548
Prepaid expenses and other current assets	32,468	18,959
Total current assets	227,675	264,929
Property and equipment, net	4,088	3,769
Internal use software, net	43,729	40,301
Intangible assets, net	169,316	178,908
Goodwill	674,454	675,282
Operating lease right-of-use assets	19,766	21,668
Deferred tax asset, net	2,433	2,465
Other long-term assets	4,361	4,402
Total assets	$1,145,822	$1,191,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,176	$72,232
Operating lease liabilities, current	9,119	9,435
Due to related party	83	121
Deferred revenue	1,318	682
Total current liabilities	52,696	82,470
Deferred tax liability, net	20,330	20,367
Long-term debt	123,841	153,725
Operating lease liabilities, non-current	17,707	19,523
Other long-term liabilities	6,172	6,183
Total liabilities	220,746	282,268
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at March 31, 2024; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023.	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 159,761,454 and 158,757,620 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	160	159
Additional paid-in-capital	919,192	901,259
Accumulated other comprehensive loss	(1,975)	(916)
Retained earnings	7,699	8,954
Total stockholders’ equity	925,076	909,456
Total liabilities and stockholders’ equity	$1,145,822	$1,191,724

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2024	2023
Revenue	$114,530	$106,092
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	26,161	21,682
Sales and marketing	31,825	26,260
Technology and development	17,978	15,529
General and administrative	21,380	20,723
Depreciation and amortization	15,080	12,825
Foreign exchange loss (gain), net	1,569	(516)
Total operating expenses	113,993	96,503
Operating income	537	9,589
Interest expense, net	(1,926)	(3,417)
Net (loss) income before income taxes	(1,389)	6,172
Benefit (provision) from income taxes	134	(3,026)
Net (loss) income	$(1,255)	$3,146
Net (loss) income per share – basic and diluted:	$(0.01)	$0.02
Weighted average shares outstanding:
Basic	159,385,167	154,315,219
Diluted	159,385,167	157,884,615
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,059)	1,149
Total comprehensive (loss) income	$(2,314)	$4,295

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2024

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2023	158,757,620	$159	$901,259	$(916)	$8,954	$909,456
RSUs and MSUs vested	806,546	1	—	—	—	1
Option exercises	44,049	—	313	—	—	313
ESPP purchase	153,239	—	1,895	—	—	1,895
Stock-based compensation	—	—	15,725	—	—	15,725
Foreign currency translation adjustment	—	—	—	(1,059)	—	(1,059)
Net loss	—	—	—	—	(1,255)	(1,255)
Balance, Balance, March 31, 2024	159,761,454	$160	$919,192	$(1,975)	$7,699	$925,076

Three Months Ended March 31, 2023

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2022	153,990,128	$154	$810,186	$(2,899)	$775	$808,216
RSUs vested	371,740	—	—	—	—	—
Option exercises	338,949	—	2,115	—	—	2,115
ESPP purchase	111,163	—	882	—	—	882
Stock-based compensation	—	—	11,315	—	—	11,315
Foreign currency translation adjustment	—	—	—	1,149	—	1,149
Adoption of ASC 326, net of tax	—	—	—	—	941	941
Net income	—	—	—	—	3,146	3,146
Balance, March 31, 2023	154,811,980	$154	$824,498	$(1,750)	$4,862	$827,764

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(IN THOUSANDS)	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,255)	$3,146
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,080	12,825
Stock-based compensation	15,738	11,306
Foreign currency loss (gain), net	1,395	(678)
Deferred tax benefit	(5)	(2,767)
Amortization of debt issuance costs	116	116
(Reversal of) allowance for credit losses	(188)	514
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,436	6,642
Decrease in unbilled receivables	3,167	1,292
(Increase) decrease in prepaid expenses and other current assets	(13,759)	3,063
(Increase) decrease in operating leases, net	(202)	20
Decrease (increase) in other long-term assets	19	(19)
Decrease in accounts payable and accrued expenses and other long-term liabilities	(28,278)	(13,073)
Increase in deferred revenue	644	522
(Decrease) increase in due to/from related party	(39)	47
Net cash (used in) provided by operating activities	(1,131)	22,956
Cash flows from investing activities:
Purchase of property and equipment	(1,128)	(1,282)
Acquisition and development of internal use software and other	(9,163)	(7,060)
Net cash used in investing activities	(10,291)	(8,342)
Cash flows from financing activities:
Proceeds from the Revolver	—	75,000
Repayment of long-term debt	(30,000)	(85,000)
Proceeds from exercise of stock options	313	2,115
Cash received from Employee Stock Purchase Program	1,393	787
Net cash used in financing activities	(28,294)	(7,098)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(39,716)	7,516
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(847)	305
Cash, cash equivalents and restricted cash at beginning of period	127,290	89,671
Cash, cash equivalents and restricted cash at end of period	$86,727	$97,492
Supplemental Disclosures:
Net cash paid during the period for:
Interest	$1,879	$3,004
Taxes	$268	$935
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$2	$433
Internal use software acquired included in accounts payable	$573	$1,309
Lease liabilities arising from right of use assets	$189	$—

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

1.    Description of business

Integral Ad Science Holding Corp. and its wholly-owned subsidiaries (together, the “Company” or "IAS"), is a leading global digital advertising verification company by revenue. The Company’s mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms. The Company’s cloud-based technology platform provides actionable insights and delivers independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, and video. The Company’s proprietary and Media Rating Council (the "MRC") accredited Quality Impressions® metric is designed to verify that digital ads are served to a real person rather than a bot, in a brand-safe and suitable environment within the correct geography. The Company is an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. The Company helps advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.

The Company operates within the United States ("U.S.") in New York, California, and Illinois. Operations outside the U.S. include but are not limited to countries such as the United Kingdom ("U.K."), Ireland, France, Germany, Spain, Italy, Singapore, Australia, Japan, India, and the Nordics.

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

The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, of Cash Flows and of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 (the "2023 Form 10-K") and these unaudited condensed consolidated financial statements should be read in conjunction with the 2023 Form 10-K.

During Q1, 2024, the Company identified an immaterial error in its previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023. Specifically, lease liabilities arising from right of use assets within the non-cash investing and financing supplemental disclosure included all leases rather than leases arising during the noted period. We have revised the March 31, 2023 disclosure from $28.1 million to $0 to reflect the activity during that period. We will revise the six months ended June 30, 2023 disclosure from $30.4 million to $3.9 million and the nine months ended September 30, 2023 disclosure from $29.3 million to $4.9 million in our Form 10-Qs for the quarters ended June 30, 2024 and September 30, 2024, respectively, to be filed later this year. These revisions did not impact any other amounts presented in the condensed consolidated financial statements.

(b) Basis of consolidation

The condensed consolidated financial statements include the accounts of Integral Ad Science Holding Corp. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include fair value of assets acquired in business combinations, including assumptions with respect to future cash inflows and outflows, discount rates, assets useful lives, market multiples, the allocation of purchase price consideration in the business combination valuation of acquired assets and liabilities, the estimated useful lives of intangible assets and internal use software, the allowance for credit losses, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to high inflation, changes to fiscal and monetary policy, high interest rates, currency fluctuations, instability in the financial markets and disruptions in European economies as a result of the war in Ukraine and other geopolitical issues.

(d) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiaries is the currency of the primary economic environment in which they operate, which is their local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss in stockholders’ equity. Transaction gains and losses including those on intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange loss, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

For the three months ended March 31, 2024, foreign exchange loss, net consists of unrealized foreign exchange losses of $1,395 and realized transaction losses of $174. For the three months ended March 31, 2023, foreign exchange gain, net consists of unrealized foreign exchange gains of $678 and realized transaction losses of $162.

(e) Cash, cash equivalents, and restricted cash

Cash equivalents include money market accounts and other highly liquid investments with an original maturity date of three months or less at the time of purchase. Cash amounts with restrictions are classified as restricted cash within the Condensed Consolidated Balance Sheets.

The company generated interest income of $954 and $528 during the three months ended March 31, 2024 and 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$83,947	$124,759
Short term restricted cash	298	54
Long term restricted cash (held in other long-term assets)	2,482	2,477
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$86,727	$127,290

(f) Accounts receivable, net

Accounts receivable are carried at the original invoiced amount less an allowance for credit losses. The allowance is estimated by pooling accounts receivables based on similar risk characteristics, and expected credit loss exposure is evaluated for each accounts receivable pool. Invoices are typically issued with net 30-days to net 90-days terms. Account balances are considered delinquent if payment is not received by the due date, and the receivables are written off when deemed uncollectible. These costs are recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The activity in our allowance for credit losses consists of the following as of:

	March 31, 2024	March 31, 2023
Balance, beginning of period	$8,645	$6,691
(Decrease) increase in bad debt provision	(188)	514
Receivables written off and impact of exchange rates	(106)	26
Adoption of ASC 326	—	(1,271)
Balance, end of period	$8,351	$5,960
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

The Company used the following assumptions in valuing its stock-based compensation:

	March 31, 2024	March 31, 2023
Estimated fair value	$4.47	$3.35
Expected volatility (%)	50%	60%
Expected term (in years)	0.50	0.50
Risk-free interest rate (%)	5.15%	4.79%
Dividend yield	—	—

(h) Accounting pronouncements not yet adopted

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires incremental disclosures related to an entity's reportable segments. This ASU is effective for annual periods beginning after December 15, 2023. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

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

On March 6, 2024, the Securities and Exchange Commission issued a final rule that requires registrants provide climate-related disclosures in their annual reports on Form 10-K beginning with annual reports for the year ending December 31, 2024. The new rule requires additional disclosures both in the financial statements as well as other sections of the 10-K. The Company is currently evaluating the impact of the rule on its consolidated financial statements.

3.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			March 31, 2024	December 31, 2023
Computer and office equipment	1	-	3 years	$4,434	$4,070
Computer software	3	-	5 years	218	218
Leasehold improvements	Various			2,793	2,535
Furniture	5 years			580	585
Total property and equipment				8,025	7,408
Less: accumulated depreciation				(3,937)	(3,639)
Total property and equipment, net				$4,088	$3,769

Depreciation expense of property and equipment for the three months ended March 31, 2024 and 2023 was $309 and $198, respectively. During the three months ended March 31, 2023, the Company wrote off fully depreciated assets of $267.

4.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			March 31, 2024	December 31, 2023
Internal use software	3	-	5 years	$78,447	$69,797
Less: Assets written off				—	(33)
Less: Accumulated amortization				(34,718)	(29,463)
Total internal use software, net				$43,729	$40,301

Amortization expense related to internal use software for the three months ended March 31, 2024 and 2023 was $5,286 and $2,924, respectively.

5.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	March 31, 2024
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,967	$(149,384)	$152,583	8.4 years
Developed technology	5 years			137,188	(126,932)	10,256	2.4 years
Trademarks	5 years	-	9 years	19,700	(13,232)	6,468	3.1 years
Favorable leases	6 years			198	(189)	9	0.3 years
Total				$459,053	$(289,737)	$169,316

	December 31, 2023
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,994	$(142,135)	$159,859	8.6 years
Developed technology	5 years			137,361	(125,426)	11,935	2.6 years
Trademarks	5 years	-	9 years	19,700	(12,604)	7,096	3.4 years
Favorable leases	6 years			198	(180)	18	0.5 years
Total				$459,253	$(280,345)	$178,908

Amortization expense related to intangibles for the three months ended March 31, 2024 and 2023 was $9,485 and $9,703, respectively.

6.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2023	$675,282
Impact of exchange rates	(828)
Goodwill as of March 31, 2024	$674,454

7.    Accounts payable and accrued expenses and other long-term liabilities

Accounts payable and accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Accounts payable	$3,206	$12,092
Accrued payroll	5,679	9,250
Accrued professional fees	1,820	3,281
Accrued bonuses and commissions	8,522	20,413
Accrued revenue sharing	3,652	4,136
Taxes payable	7,009	6,436
Accrued hosting fees	5,445	9,475
Other accrued expenses	6,843	7,149
Total accounts payable and accrued expenses	$42,176	$72,232

Other long-term liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Security deposit received	$672	$672
Uncertain tax positions	5,500	5,511
Total Other long-term liabilities	$6,172	$6,183

8.    Long-term debt

On September 29, 2021, the Company entered into a credit agreement with various lenders, which was amended on June 23, 2023 (as amended, the "Credit Agreement”). The Credit Agreement provides for an initial $300,000 in commitments for revolving credit loans (the “Revolver”), which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. During the three months ended March 31, 2024, the Company had no draw downs and paid down $30,000 on the Revolver.

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

The June 23, 2023, amendment changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The amendment became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. The interest rates for the Revolver under the Credit Agreement (i) for U.S. dollar loans are equal to the applicable rate for base rate loans range from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the Credit Agreement) denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on March 31, 2024 was 7.4%.

Any borrowings under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of March 31, 2024, the Company was in compliance with all covenants contained in the Credit Agreement.

	March 31, 2024	December 31, 2023
Revolver	$125,000	$155,000
Less: Unamortized debt issuance costs	(1,159)	(1,275)
Total carrying amount	$123,841	$153,725

Amortization of debt issuance costs for the three months ended March 31, 2024 and 2023 was $116 and $116, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company recognized interest expense of $2,765 and $3,830 during the three months ended March 31, 2024 and 2023, respectively. Future principal payments of long-term debt as of March 31, 2024 are as follows:

Year Ending
2024	$—
2025	—
2026	125,000
$125,000

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

For the three months ended March 31, 2024, the Company recorded an income tax benefit of $134 and for the three months ended March 31, 2023, the Company recorded an income tax provision of $3,026. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 9.6% and 49.0%, respectively. The Company's effective tax rate for the three months ended March 31, 2024 is lower than for the respective three months ended March 31, 2023, primarily due to non-deductible stock-based compensation and other permanent tax differences and discrete items.

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

The following table summarizes revenue by geographic area:

	Three Months Ended March 31,
	2024	2023
North and South America (“Americas”)	$78,519	$74,201
Europe, Middle East and Africa (“EMEA”)	27,227	24,063
Asia and Pacific Rim (“APAC”)	8,784	7,828
Total revenue	$114,530	$106,092

For the three months ended March 31, 2024 and 2023, revenue in the U.S. was $74,284 and $70,615, respectively.

The following table summarizes long lived assets, net by geographic area:

	March 31, 2024	December 31, 2023
Americas	$12,594	$13,848
EMEA	8,239	8,577
APAC	3,021	3,012
Total long-lived assets	$23,854	$25,437

11.    Stock-based compensation

Total stock-based compensation expense for all equity arrangements for the three and three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$124	$84
Sales and marketing	5,738	3,887
Technology and development	4,399	3,170
General and administrative	5,477	4,165
Total	$15,738	$11,306

The Company maintains multiple stock-based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	Three Months Ended March 31,		Unamortized expense as of	Weighted average vesting term
	2024	2023	March 31, 2024
Time Based Options
2018 Plan	$445	$1,092
2021 Plan	536	671
Total Time Based Options Expense	$981	$1,763	$3,011	1.2 years

Return Target Options
2018 Plan	$—	$—
2021 Plan	—	—
Total Return Target Options Expense	$—	$—	$—	0.0 years

LTIP Expense (2018 Plan)	$—	$—

Other equity awards under 2021 Plan
Restricted Stock Units ("RSUs")	$9,565	$7,261	$96,309	2.8 years
Market Stock Units ("MSUs")	4,619	1,887	14,328	3.0 years
Other equity awards under 2021 Plan expense	$14,184	$9,148	$110,637

Employee Stock Purchase Plan "ESPP"	$573	$395

Total Stock-Based Compensation Expense	$15,738	$11,306	$113,648

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

The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of March 31, 2024 were 2,251,431 and 1,342,092, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan (“2021 Plan”)

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of March 31, 2024, there were 43,059,189 shares reserved for issuance under the 2021 Plan. The total number of shares reserved for issuance under the 2021 Plan is increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31st immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

As of March 31, 2024, there were 1,147,846 total options outstanding under the 2021 Plan, consisting of 764,908 Time-Based Options and 382,938 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.

Stock option activity for the three months ended March 31, 2024 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2023	3,060,388	$7.70	5.70	$23,251
Canceled or forfeited	—	—	—	—
Exercised	(44,049)	7.10	—	—
Outstanding at March 31, 2024	3,016,339	$7.70	5.44	$12,978
Vested and expected to vest at March 31, 2024	3,016,339	$7.70	5.44	$12,978
Exercisable as of March 31, 2024	2,725,775	$6.82	5.26	$12,815

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2023	1,725,030	$7.47	5.78	$13,318
Canceled or forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2024	1,725,030	$7.47	5.53	$7,386
Vested and expected to vest at March 31, 2024	1,725,030	$7.47	5.53	$7,386
Exercisable as of March 31, 2024	—	—	—	—

Restricted Stock Units ("RSUs")

RSUs under the 2021 Plan granted prior to May 2022 vest 25% each year and become fully vested after four years of service. RSUs under the 2021 Plan granted during or after May 2022 vest 6.25% at the end of each successive quarter and become fully vested after four years of service.

RSU activity for the three months ended March 31, 2024 is as follows:

	RSUs
	Number of shares	Weighted average grant date fair value
Outstanding as of December 31, 2023	9,014,435	$12.41
Granted	382,425	13.67
Canceled or forfeited	(137,820)	11.53
Vested	(732,894)	12.31
Outstanding as of March 31, 2024	8,526,146	$12.49
Expected to vest as of March 31, 2024	8,526,146

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

MSU activity for the three months ended March 31, 2024 is as follows:

	MSUs
	Number of shares	Weighted average grant date fair value
Outstanding as of December 31, 2023	1,800,486	$19.28
Granted	—	—
Canceled or forfeited	—	—
Change in awards based on performance	17,249	15.15
Vested	(73,652)	19.04
Outstanding as of March 31, 2024	1,744,083	$19.41
Expected to vest as of March 31, 2024	1,744,083

2021 Employee Stock Purchase Plan

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of March 31, 2024, 6,161,033 shares of common stock are reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP is increased on January 1st of each calendar year, ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number 1of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.

The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on (i) the first business day of the offering period or (ii) the last business day of the offering period, whichever is lower. The ESPP is offered to employees in six-month windows, with phases beginning on February 1 and August 1 of each calendar year. For the window that ended on January 31, 2023, employees purchased 111,163 shares at a price of $7.93 per share. For the window that ended on January 31, 2024, employees purchased 153,239 shares at a price of $12.37 per share. As of March 31, 2024, 5,734,225 shares were available for future purchase under the ESPP.

12.    Stockholders’ equity

As of March 31, 2024, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended March 31, 2024, the Company issued 806,546 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 44,049 shares of common stock for $313, and employees purchased 153,239 shares of common stock through the ESPP.

For the three months ended March 31, 2023, the Company issued 371,740 shares of common stock for vested RSUs, employees exercised stock options in exchange for 338,949 shares of common stock for $2,115, and employees purchased 111,163 shares of common stock through the ESPP.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of March 31, 2024 were approximately $145,129 for periods through 2028.

14.    Net (loss) income per share

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(1,255)	$3,146
Denominator:
Basic Shares:
Weighted-average shares outstanding	159,385,167	154,315,219
Diluted Shares:
Basic weighted-average shares outstanding	159,385,167	154,315,219
Dilutive effect of stock-based awards	—	3,569,396
Weighted-average diluted shares outstanding	159,385,167	157,884,615
Net (loss) income per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

The following potential outstanding equity awards were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented given that their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	4,758,393	3,624,277
Restricted stock units	8,753,048	1,806,679
Market stock units	1,286,166	—
ESPP	201,034	—
Total	14,998,641	5,430,956

15.    Fair value disclosures

Assets and liabilities measured at fair value on a recurring basis

The Company invests in money market funds, which are measured and recorded at fair value on a recurring basis at each reporting period. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.

The following table summarizes our cash equivalents measured at fair value on a recurring basis:

	Fair value hierarchy	Fair value
Money market funds
March 31, 2024	Level 1	$15,529
December 31, 2023	Level 1	$15,331

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

16.    Related-party transactions

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended March 31, 2024 and 2023, the Company incurred expenses of $16 and $25, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Amounts due to VEP as of March 31, 2024 and December 31, 2023 were $10 and $30, respectively.
The Company had other related party transactions with companies owned by Vista Equity Partners that are immaterial individually and in aggregate to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
In January 2024, underwriters exercised their option to purchase an additional 1,650,000 shares of the Company's common stock from funds affiliated with Vista, in connection with the secondary offering completed in December 2023. The Company did not receive any proceeds from these sales.

17. Restructuring

In December 2022, the Company announced a reduction in workforce of approximately 120 employees to better align resources, consistent with the Company’s strategy of increasing operational efficiency and improving productivity. There was no activity during the quarter ended March 31, 2024 as there was no remaining liability as of December 31, 2023. Activity for the three months ended March 31, 2023, was as follows:

Balance at December 31, 2022	$4,315
Payments and impact of FX	(3,069)
Balance at March 31, 2023	$1,246

18. Subsequent Events

Equity Grants

Subsequent to March 31, 2024, the Company granted (i) RSUs with a grant date fair value aggregating $29.8 million to employees and (ii) MSUs with a grant date fair value aggregating $20.7 million to certain executive officers. The terms of the RSU and MSU awards are consistent with existing awards as described in Note 11.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, including guidance, and business, including pipeline and industry trends. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the sections titled “Risk Factors” and "Forward-Looking Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") and in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Unless the context otherwise requires, the terms “Company,” “Integral Ad Science Holding Corp.,” “IAS,” “we,” “us,” “our,” or similar terms refer to Integral Ad Science Holding Corp. and, where appropriate, its subsidiaries.

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

Macroeconomic and Geopolitical Conditions

Current adverse macroeconomic and geopolitical conditions, including high interest rates, currency fluctuations, high inflation, changes to fiscal and monetary policy, instability in the financial markets and geopolitical instability may adversely affect our results. In response to high levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, have increased interest rates. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. In that regard, over the last few years, we incurred foreign exchange losses resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. dollar. In addition, as a result of increased interest rates, the interest rate under our debt instruments has increased from 6.7% at March 31, 2023 to 7.4% at March 31, 2024, increasing our cost of capital.

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
•CTV. We plan to continue to expand our CTV-specific verification solutions and context control capabilities to address the fast-growing CTV segment. Our Publica business powers new methods of measuring and optimizing performant CTV impressions.
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

Expand Customer Base Internationally

Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in a 13% growth in revenue year-over-year. We believe that Latin America, EMEA and APAC regions may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and other established markets such as Australia and Japan and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.

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

The following table sets forth our key performance indicators for the periods set forth below:

	March 31,
	2024	2023
Net revenue retention of advertising customers (%) (as of the end of the period)	113%	118%
Total number of large advertising customers (as of the end of the period)	227	204

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

Our net revenue retention of advertising customers decreased from 118% as of March 31, 2023 to 113% as of March 31, 2024. The decrease in the net revenue retention of advertising customers as of March 31, 2023 compared to March 31, 2024 was primarily due lower advertising revenue growth during the trailing-twelve-month period of 15% in 2024 compared to 22% in 2023.

Total number of large advertising customers

Historically, our revenue has been primarily driven by large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise, and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross-sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased from 204 as of March 31, 2023 to 227 as of March 31, 2024. Revenue from large advertising customers represented 85% of our total advertising revenue (measurement and optimization revenue) for the trailing-twelve-month period ended March 31, 2024, 87% for the trailing-twelve-month period ended December 31, 2023, and 84% for the trailing-twelve-month period ended March 31, 2023. As macroeconomic conditions continue to be uncertain with high inflation and high interest rates, there is no guarantee that we will continue to see an increase of large advertising customers.

Components of Results of Operations

Revenue
We derive revenue primarily from advertisers (buy-side) and publishers (sell-side). Our post-bid measurement solutions enable advertisers to measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability for ads on desktop, mobile, CTV, social, display audio, gaming and video platforms. Our pre-bid optimization solutions are directly integrated with DSPs to help optimize return on ad spend by directing budgets to the best available inventory. Our publisher solutions drive yield by identifying high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted on a global basis.
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

Benefit from income taxes

Benefit from income taxes. The income tax benefit resulted from pre-tax book loss multiplied by statutory tax rate, increased by non-deductible expenses relating to stock-based compensation and offset by R&D and other tax credits and discrete items.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

(in thousands, except percentages)	Three Months Ended March 31,
	2024	2023
Revenue	$114,530	$106,092
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	26,161	21,682
Sales and marketing	31,825	26,260
Technology and development	17,978	15,529
General and administrative	21,380	20,723
Depreciation and amortization	15,080	12,825
Foreign exchange loss (gain), net	1,569	(516)
Total operating expenses	113,993	96,503
Operating income	537	9,589
Interest expense, net	(1,926)	(3,417)
Net (loss) income before income taxes	(1,389)	6,172
Benefit (provision) from income taxes	134	(3,026)
Net (loss) income	$(1,255)	$3,146
Net (loss) income margin	(1)%	3%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	23%	20%
Sales and marketing	28%	25%
Technology and development	16%	15%
General and administrative	19%	20%
Depreciation and amortization	13%	12%
Foreign exchange loss (gain), net	1%	—%
Total operating expenses	100%	91%
Operating income	—%	9%
Interest expense, net	(2)%	(3)%
Net (loss) income before income taxes	(1)%	6%
Benefit (provision) from income taxes	—%	(3)%
Net (loss) income	(1)%	3%

Comparison of the Three Months Ended March 31, 2024 and 2023

(in thousands, except percentages)	Three Months Ended March 31,
	2024	2023	$ change	% change
Revenue	$114,530	$106,092	$8,438	8%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	26,161	21,682	4,479	21%
Sales and marketing	31,825	26,260	5,565	21%
Technology and development	17,978	15,529	2,449	16%
General and administrative	21,380	20,723	657	3%
Depreciation and amortization	15,080	12,825	2,255	18%
Foreign exchange loss (gain), net	1,569	(516)	2,085	(404)%
Total operating expenses	113,993	96,503	17,490	18%
Operating income	537	9,589	(9,052)	(94)%
Interest expense, net	(1,926)	(3,417)	1,491	(44)%
Net (loss) income before income taxes	(1,389)	6,172	(7,561)	(123)%
(Benefit) provision for income taxes	134	(3,026)	3,160	(104)%
Net (loss) income	$(1,255)	$3,146	$(4,401)	(140)%

Revenue

Total revenue increased by $8.4 million, or 8%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

(in thousands, except percentages)	Three Months Ended March 31,
	2024	2023	$ change	% change
Optimization revenue	$52,461	$51,033	$1,428	3%
Measurement revenue	46,315	40,703	5,612	14%
Publisher revenue	15,754	14,356	1,398	10%
Total revenue	$114,530	$106,092	$8,438	8%

Total revenue for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 increased primarily due to higher measurement revenue of $5.6 million, or 14%, reflecting growth in volume of impressions of 22%, offset in part by a 7% decline in average CPMs. In addition, optimization revenue increased $1.4 million, or 3%, attributable to growth in volume of impressions of 3%, reflecting softer demand on a comparable basis. Average optimization CPMs were consistent when compared to the three months ended March 31, 2023.

Operating expenses

Cost of Revenue. Cost of revenue increased by $4.5 million, or 21%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was driven by an increase in hosting fees of $4.5 million.

Sales and marketing. Sales and marketing expenses increased by $5.6 million, or 21%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was due to an increase in compensation expenses of $3.5 million to support the continued revenue growth, an increase in stock-based compensation expense of $1.9 million, and an increase in travel expenses of $0.2 million.

Technology and development. Technology and development expenses increased by $2.4 million, or 16%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was primarily due to an increase in software application expenses of $2.0 million and an increase in stock-based compensation expense of $1.2 million. These increases were partially offset by a decrease in compensation expenses of $0.2 million, as a result of higher capitalization of labor due to long-term investments in our product and a decrease in professional services of $0.3 million. The remaining change in technology and development expenses is aggregated from several immaterial variances.

General and administrative. General and administrative expenses increased by $0.7 million, or 3%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was primarily due to an increase in stock-based compensation expense of $1.3 million, offset in part by a decrease in our bad debt reserve of $0.7 million. The remaining increase in general and administrative expenses is aggregated from several immaterial variances.

Depreciation and amortization. Depreciation and amortization expenses increased by $2.3 million, or 18%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase results from an increase in amortization expense related to capitalization of internal-use software of $2.4 million and an increase in depreciation expense of $0.1 million, offset by a decrease in amortization expense for intangible assets of $0.2 million.

Foreign exchange loss (gain), net. Foreign exchange loss, net was $1.6 million for the three months ended March 31, 2024 as compared to a foreign exchange gain, net of $0.5 million for the three months ended March 31, 2023. The loss resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense, net decreased by $1.5 million, or 44%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was due to a $1.0 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver, which was partially offset by an increase in the interest rate on the Revolver from 6.7% at March 31, 2023 to 7.4% at March 31, 2024. Also contributing to the decrease in interest expense was a $0.5 million increase in interest income on our cash balances.

Provision for income taxes

Benefit (provision) from income taxes. Benefit for income taxes increased by $3.2 million, or 104%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The tax benefit in the current year resulted mainly from the net loss incurred during the three months ended March 31, 2024, as compared to net income generated during the three months ended March 31, 2023, and non-deductible executive compensation pursuant to Section 162(m) of the Internal Revenue Code and discrete items, including stock-based compensation.

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

Adjusted EBITDA

(in thousands, except percentages)	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(1,255)	$3,146
Depreciation and amortization	15,080	12,825
Stock-based compensation	15,738	11,306
Interest expense, net	1,926	3,417
(Benefit) provision from income taxes	(134)	3,026
Acquisition, restructuring and integration costs	126	811
Foreign exchange loss (gain), net	1,569	(516)
Asset impairments and other costs	—	38
Adjusted EBITDA	$33,050	$34,053
Revenue	$114,530	$106,092
Net (loss) income margin	(1)%	3%
Adjusted EBITDA margin	29%	32%

Liquidity and Capital Resources

General

As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $83.9 million, which was held for working capital purposes, as well as the available balance of our Revolver, defined below.

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through November 2032 and the total noncancellable payments under these leases, net of rentals under subleases, were $30.6 million as of March 31, 2024. Total noncancellable purchase commitments related to hosting services as of March 31, 2024, were $145.1 for periods through 2028, of which $38.3 million are committed for the next 12 months and $106.8 million thereafter. As of March 31, 2024, we had no short-term debt. Information about our long-term debt is provided below.

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

On June 23, 2023, the Company entered into the First Amendment to Credit Agreement, which changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The First Amendment to the Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. Following the First Amendment, the interest rates applicable to the Revolver under the Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate (as defined in the Credit Agreement), (b) the Federal Funds Effective Rate plus 0.5%, and (c) Adjusted Term SOFR, which is calculated as the sum of (i) term SOFR as published by the Federal Reserve Bank of New York for a one-month Interest Period and (ii) a credit spread adjustment of 0.10% per annum (subject to a floor of 0.0%) (each term as defined in the Credit Agreement) plus 1%, or (ii) in the case of RFR Loans (as defined in the Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the Credit Agreement) or (y) the applicable Term RFR (as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranges from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company also pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The interest rate at March 31, 2024 was 7.4%.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of March 31, 2024, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

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

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by operating activities	$(1,131)	$22,956
Net cash used in investing activities	(10,291)	(8,342)
Net cash used in financing activities	(28,294)	(7,098)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(39,716)	$7,516
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(847)	305
Cash, cash equivalents, and restricted cash, at beginning of period	127,290	89,671
Cash, cash equivalents and restricted cash, at end of period	$86,727	$97,492

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $1.1 million, resulting from a decrease in working capital of $32.0 million, offset by the net loss of $1.3 adjusted for non-cash expenses of depreciation and amortization of $15.1, stock-based compensation of $15.7 million, and unrealized foreign currency losses of $1.4 million. The decrease in working capital primarily reflects unfavorable timing of payments for operating expenses and taxes, as well as the payment of the annual employee bonus liability.

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

Investing Activities

Cash used in investing activities was $10.3 million for the three months ended March 31, 2024, reflecting capitalized costs related to our internal use software of $9.2 million, and the purchase of property and equipment of $1.1 million.

Cash used in investing activities was $8.3 million for the three months ended March 31, 2023, reflecting capitalized costs related to our internal use software of $7.1 million and the purchase of property and equipment of $1.3 million.

Financing Activities

Cash used in financing activities was $28.3 million for the three months ended March 31, 2024, due to a net repayment of outstanding long-term debt of $30.0 million, offset by receipt of $0.3 for stock options exercised and $1.4 million for share purchases under the ESPP.

Cash used in financing activities was $7.1 million for the three months ended March 31, 2023, due to a net repayment of outstanding long-term debt of $10.0 million offset by receipt of $2.1 million for stock options exercised and $0.8 million for share purchases under the ESPP.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, or Condensed Consolidated Statements of Cash Flows.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting estimates described in “Note 2—Basis of presentation and summary of significant accounting policies” to our consolidated financial statements appearing in our 2023 Form 10-K.

Recent Accounting Pronouncements

For a description of our recently issued accounting standards not yet adopted, see Note 2(h) to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Market risks at March 31, 2024 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2023 under the heading Part II, Item 7A“Quantitative and Qualitative Disclosures about Market Risk.”

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2024.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

As described above in the “Evaluation of Disclosure Controls and Procedures” section, there were no changes during the three months ended March 31, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Integral Ad Science Holding Corp. (Registrant)

Date: May 9, 2024	By:	/s/Tania Secor
Tania Secor
Chief Financial Officer (Principal Financial Officer)