Form 10-Q
period 2024-06-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2024-08-01
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(Former name,former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 29, 2024, the Registrant had 161,364,929 shares of common stock, $0.001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$70,603	$124,759
Restricted cash	275	54
Accounts receivable, net	75,233	74,609
Unbilled receivables	45,320	46,548
Prepaid expenses and other current assets	38,251	18,959
Total current assets	229,682	264,929
Property and equipment, net	4,076	3,769
Internal use software, net	47,578	40,301
Intangible assets, net	159,825	178,908
Goodwill	674,350	675,282
Operating lease right-of-use assets	21,223	21,668
Deferred tax asset, net	2,438	2,465
Other long-term assets	4,950	4,402
Total assets	$1,144,122	$1,191,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51,096	$72,232
Operating lease liability	9,483	9,435
Due to related party	—	121
Deferred revenue	558	682
Total current liabilities	61,137	82,470
Deferred tax liability, net	16,884	20,367
Long-term debt	93,957	153,725
Operating lease liabilities, non-current	18,397	19,523
Other long-term liabilities	6,171	6,183
Total liabilities	196,546	282,268
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2024; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023.	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 160,786,740 and 158,757,620 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	161	159
Additional paid-in-capital	934,194	901,259
Accumulated other comprehensive loss	(2,168)	(916)
Retained earnings	15,389	8,954
Total stockholders’ equity	947,576	909,456
Total liabilities and stockholders’ equity	$1,144,122	$1,191,724

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2024	2023	2024	2023
Revenue	$129,005	$113,651	$243,535	$219,743
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	27,094	23,819	53,255	45,501
Sales and marketing	29,572	31,702	61,397	57,962
Technology and development	17,487	21,110	35,465	36,639
General and administrative	24,679	42,339	46,059	63,062
Depreciation and amortization	15,709	13,521	30,789	26,346
Foreign exchange loss (gain), net	315	(631)	1,884	(1,147)
Total operating expenses	114,856	131,860	228,849	228,363
Operating income (loss)	14,149	(18,209)	14,686	(8,620)
Interest expense, net	(1,536)	(3,221)	(3,462)	(6,638)
Net income (loss) before income taxes	12,613	(21,430)	11,224	(15,258)
(Provision) benefit for income taxes	(4,923)	29,107	(4,789)	26,081
Net income	$7,690	$7,677	$6,435	$10,823
Net income per share - basic and diluted	$0.05	$0.05	$0.04	$0.07
Weighted average shares outstanding:
Basic	160,502,795	155,425,264	159,954,926	155,267,531
Diluted	163,748,596	162,634,310	164,198,233	160,850,434
Other comprehensive income:
Foreign currency translation adjustments	(193)	(221)	(1,252)	928
Total comprehensive income	$7,497	$7,456	$5,183	$11,751

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2024

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, March 31, 2024	159,761,454	$160	$919,192	$(1,975)	$7,699	$925,076
RSUs and MSUs vested	1,025,286	1	—	—	—	1
Stock-based compensation	—	—	15,002	—	—	15,002
Foreign currency translation adjustment	—	—	—	(193)	—	(193)
Net income	—	—	—	—	7,690	7,690
Balance, June 30, 2024	160,786,740	$161	$934,194	$(2,168)	$15,389	$947,576

Six Months Ended June 30, 2024

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2023	158,757,620	$159	$901,259	$(916)	$8,954	$909,456
RSUs and MSUs vested	1,831,832	2	—	—	—	2
Option exercises	44,049	—	313	—	—	313
ESPP purchase	153,239	—	1,895	—	—	1,895
Stock-based compensation	—	—	30,727	—	—	30,727
Foreign currency translation adjustment	—	—	—	(1,252)	—	(1,252)
Net income	—	—	—	—	6,435	6,435
Balance, June 30, 2024	160,786,740	$161	$934,194	$(2,168)	$15,389	$947,576

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2023

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, March 31, 2023	154,811,980	$154	$824,498	$(1,750)	$4,862	$827,764
RSUs and MSUs vested	1,218,542	2	—	—	—	2
Option exercises	248,553	—	2,878	—	—	2,878
Stock-based compensation	—	—	40,114	—	—	40,114
Foreign currency translation adjustment	—	—	—	(221)	—	(221)
Net income	—	—	—	—	7,677	7,677
Balance, June 30, 2023	156,279,075	$156	$867,490	$(1,971)	$12,539	$878,214

Six Months Ended June 30, 2023

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2022	153,990,128	$154	$810,186	$(2,899)	$775	$808,216
RSUs and MSUs vested	1,590,282	2	—	—	—	2
Option exercises	587,502	—	4,993	—	—	4,993
ESPP purchase	111,163	—	882	—	—	882
Stock-based compensation	—	—	51,429	—	—	51,429
Foreign currency translation adjustment	—	—	—	928	—	928
Adoption of ASC 326, net of tax	—	—	—	—	941	941
Net income	—	—	—	—	10,823	10,823
Balance, June 30, 2023	156,279,075	$156	$867,490	$(1,971)	$12,539	$878,214

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(IN THOUSANDS)	2024	2023
Cash flows from operating activities:
Net income	$6,435	$10,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,789	26,346
Stock-based compensation	30,742	51,741
Foreign currency loss (gain), net	1,564	(1,239)
Deferred tax benefit	(3,456)	(37,535)
Amortization of debt issuance costs	232	232
Allowance for credit losses	745	1,254
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,070)	(4,483)
Decrease in unbilled receivables	998	2,272
(Increase) decrease in prepaid expenses and other current assets	(19,548)	12,619
(Increase) decrease in operating leases, net	(618)	25
(Increase) decrease in other long-term assets	(557)	4
Decrease in accounts payable and accrued expenses and other long-term liabilities	(20,221)	(10,225)
(Decrease) increase in deferred revenue	(111)	350
Decrease in due to/from related party	(122)	(118)
Net cash provided by operating activities	24,802	52,066
Cash flows from investing activities:
Purchase of property and equipment	(1,323)	(1,810)
Development of internal use software and other	(18,836)	(14,928)
Net cash used in investing activities	(20,159)	(16,738)
Cash flows from financing activities:
Proceeds from the Revolver	—	75,000
Repayment of long-term debt	(60,000)	(105,000)
Proceeds from exercise of stock options	313	4,993
Cash received from Employee Stock Purchase Program	2,213	1,409
Net cash used in financing activities	(57,474)	(23,598)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(52,831)	11,730
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,084)	(142)
Cash, cash equivalents and restricted cash at beginning of period	127,290	89,671
Cash, cash equivalents, and restricted cash, at end of period	$73,375	$101,259
Supplemental Disclosures:
Net cash paid during the period for:
Interest	$3,614	$5,862
Taxes	$19,925	$5,609
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$108	$140
Internal use software acquired included in accounts payable	$661	$1,159
Lease liabilities arising from right of use assets	$5,278	$3,902

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

The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Income, of Cash Flows and of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future period.

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

During the first quarter of 2024, the Company identified an immaterial error in its previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023. Specifically, lease liabilities arising from right of use assets within the non-cash investing and financing supplemental disclosure included all leases rather than leases arising during the noted period. As a result, the six months ended June 30, 2023 disclosure within the Statement of Cash Flows was revised from $30.4 million to $3.9 million. The nine months ended September 30, 2023 disclosure will be revised from $29.3 million to $4.9 million in our Form 10-Q for the quarter ended September 30, 2024 to be filed later this year. These revisions did not impact any other amounts presented in the condensed consolidated financial statements.

(b) Basis of consolidation

The condensed consolidated financial statements include the accounts of Integral Ad Science Holding Corp. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the estimated useful lives of intangible assets and internal use software, the allowance for credit losses, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates due to risks and uncertainties, including the continued uncertainty surrounding rapidly changing market and economic conditions due to heightened inflation, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, instability in the financial markets and disruptions in European economies as a result of the war in Ukraine and other geopolitical issues.

(d) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiaries is the currency of the primary economic environment in which they operate, which is their local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income within stockholders’ equity. Transaction gains and losses including those on intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange loss (gain), net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended June 30, 2024, and 2023, foreign exchange gain (loss), net consists of unrealized foreign exchange losses of $169 and gains of $561, respectively, and realized transaction losses of $146 and gains of $70, respectively. For the six months ended June 30, 2024, and 2023, foreign exchange gain (loss), net consists of unrealized foreign exchange losses of $1,564 and gains of $1,239, respectively, and realized transaction losses of $320 and $92, respectively.

(e) Cash, cash equivalents, and restricted cash

Cash equivalents include money market accounts and other highly liquid investments with an original maturity date of three months or less at the time of purchase. Cash amounts with restrictions are classified as restricted cash within the Condensed Consolidated Balance Sheets.

The Company generated interest income of $726 and $752 during the three months ended June 30, 2024, and 2023, respectively, and $1,680 and $1,280 during the six months ended June 30, 2024, and 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$70,603	$124,759
Short-term restricted cash	275	54
Long-term restricted cash (held in other long-term assets)	2,497	2,477
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$73,375	$127,290

(f) Accounts receivable, net

Accounts receivable are carried at the original invoiced amount less an allowance for credit losses. The allowance is estimated by pooling accounts receivables based on similar risk characteristics, and expected credit loss exposure is evaluated for each accounts receivable pool. Invoices are typically issued with net 30-days to net 90-days terms. Account balances are considered delinquent if payment is not received by the due date, and the receivables are written off when deemed uncollectible. These costs are recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income.

The activity in our allowance for credit losses consists of the following as of:

	June 30, 2024	June 30, 2023
Balance, beginning of period	$8,645	$6,691
Additional provision	745	1,254
Receivables written off and impact of exchange rates	(114)	92
Adoption of ASC 326	—	(1,271)
Balance, end of period	$9,276	$6,766
(g) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company used the following assumptions in valuing its market stock units ("MSUs"), shares granted under the Company's 2021 Employee Stock Purchase Program ("ESPP"), time-based service options, which vest over a period of time subject to continued employment ("Time-Based Options"), and return-target options ("Return-Target Options"), which vest upon a realized cash return of the equity investment of funds affiliated with Vista Equity Partners ("Vista"), the Company’s largest shareholder.

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

The Company used the following assumptions in valuing its stock-based compensation:

	June 30, 2024			June 30, 2023
Estimated fair value	$4.47	-	$14.86	$3.35	-	$21.05
Expected volatility (%)	50%	-	66%	60%	-	65%
Expected term (in years)	0.50	-	4.00	0.50	-	4.00
Risk-free interest rate (%)	4.26%	-	5.15%	3.63%	-	4.79%
Dividend yield	—			—

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

In March 2024, the Securities and Exchange Commission issued Final Rule No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors," that would require registrants to disclose climate-related information in registration statements and annual reports on Form 10-K. In April 2024, given pending legal challenges, the Securities and Exchange Commission issued an order to voluntarily stay the new rules. The Company is currently evaluating the potential impact of the rule on its consolidated financial statements.

3.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			June 30, 2024	December 31, 2023
Computer and office equipment	1	-	3 years	$4,737	$4,070
Computer software	3	-	5 years	218	218
Leasehold improvements	Various			2,814	2,535
Furniture	5 years			581	585
Total property and equipment				8,350	7,408
Less: accumulated depreciation				(4,274)	(3,639)
Total property and equipment, net				$4,076	$3,769

Depreciation expense of property and equipment for the three months ended June 30, 2024 and 2023 was $334 and $287, respectively. Depreciation expense of property and equipment for the six months ended June 30, 2024 and 2023 was $643 and $485, respectively.

4.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			June 30, 2024	December 31, 2023
Internal use software	3	-	5 years	$88,185	$69,797
Less: asset impairments				—	(33)
Less: accumulated amortization				(40,607)	(29,463)
Total internal use software, net				$47,578	$40,301

Amortization expense related to internal use software for the three months ended June 30, 2024 and 2023 was $5,896 and $3,521, respectively. Amortization expense related to internal use software for the six months ended June 30, 2024 and 2023 was $11,182 and $6,445, respectively.

5.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	June 30, 2024
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,964	$(156,652)	$145,312	8.1 years
Developed technology	5 years			137,166	(128,494)	8,672	2.2 years
Trademarks	5	-	9 years	19,700	(13,860)	5,840	2.9 years
Favorable leases	6 years			198	(197)	1	0.1 years
Total				$459,028	$(299,203)	$159,825

	December 31, 2023
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,994	$(142,135)	$159,859	8.6 years
Developed technology	5 years			137,361	(125,426)	11,935	2.6 years
Trademarks	5	-	9 years	19,700	(12,604)	7,096	3.4 years
Favorable leases	6 years			198	(180)	18	0.5 years
Total				$459,253	$(280,345)	$178,908

Amortization expense related to intangibles for the three months ended June 30, 2024 and 2023 was $9,479 and $9,713, respectively. Amortization expense related to intangibles for the six months ended June 30, 2024 and 2023 was $18,964 and $19,416, respectively.

6.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2023	$675,282
Impact of exchange rates	(932)
Goodwill as of June 30, 2024	$674,350

7.    Accounts payable and accrued expenses and other long-term liabilities

Accounts payable and accrued expenses consisted of the following:

	June 30, 2024	December 31, 2023
Accounts payable	$9,856	$12,092
Accrued payroll	5,309	9,250
Accrued professional fees	3,209	3,281
Accrued bonuses and commissions	12,444	20,413
Accrued revenue sharing	4,588	4,136
Taxes payable	2,440	6,436
Accrued hosting fees	4,759	9,475
Other accrued expenses	8,491	7,149
Total accounts payable and accrued expenses	$51,096	$72,232

Other long-term liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Security deposit received	$672	$672
Uncertain tax positions	5,499	5,511
Total other long-term liabilities	$6,171	$6,183

8.    Long-term debt

On September 29, 2021, the Company entered into a credit agreement with various lenders, which was amended on June 23, 2023 (as amended, the "Credit Agreement”). The Credit Agreement provides for an initial $300,000 in commitments for revolving credit loans (the “Revolver”), which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. During the six months ended June 30, 2024, the Company paid down $60,000 on the Revolver.

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

The interest rates for the Revolver under the Credit Agreement (i) for U.S. dollar loans are equal to the applicable rate for base rate loans ranging from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the Credit Agreement) denominated in sterling ranging from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7956% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on June 30, 2024 was 7.4%.

Any borrowings under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of June 30, 2024, the Company was in compliance with all covenants contained in the Credit Agreement.

	June 30, 2024	December 31, 2023
Revolver	$95,000	$155,000
Less: unamortized debt issuance costs	(1,043)	(1,275)
Total carrying amount	$93,957	$153,725

Amortization of debt issuance costs for the three months ended June 30, 2024 and 2023 was $116 in both periods. Amortization of debt issuance costs for the six months ended June 30, 2024 and 2023 was $232 in both periods. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company recognized interest expense of $2,146 and $3,857 during the three months ended June 30, 2024 and 2023, respectively. The Company recognized interest expense of $4,911 and $7,687 during the six months ended June 30, 2024 and 2023, respectively. Future principal payments of long-term debt as of June 30, 2024 are as follows:

Year Ending
2024	$—
2025	—
2026	95,000
$95,000

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

For the three months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $4,923 and income tax benefit of $29,107, respectively. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 39.0% and 135.8%, respectively. The Company's effective tax rate for the three months ended June 30, 2024 is lower than for the respective three months ended June 30, 2023, primarily due to non-deductible stock-based compensation, tax credits and other permanent tax differences and discrete items.

For the six months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $4,789 and income tax benefit of $26,081, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 42.7% and 170.9%, respectively. The Company's effective tax rate for the six months ended June 30, 2024 is lower than the six months ended June 30, 2023, primarily due to non-deductible executive compensation, tax credits and other permanent tax differences and discrete items.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. The Company is under examination in various states for the 2021 tax year. We believe that we have made adequate provision for all income tax uncertainties that could result from the examination.

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

The following table summarizes revenue by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North and South America (“Americas”)	$88,874	$78,990	$167,393	$153,191
Europe, Middle East and Africa (“EMEA”)	30,805	26,489	58,032	50,552
Asia and Pacific Rim (“APAC”)	9,326	8,172	18,110	16,000
Total revenue	$129,005	$113,651	$243,535	$219,743

For the three months ended June 30, 2024 and 2023, revenue in the U.S. was $84,498 and $75,351, respectively. For the six months ended June 30, 2024 and 2023, revenue in the U.S. was $158,782 and $145,966, respectively.

The following table summarizes long lived assets, net by geographic area:

	June 30, 2024	December 31, 2023
Americas	$13,035	$13,848
EMEA	7,382	8,577
APAC	4,882	3,012
Total long-lived assets	$25,299	$25,437

11.    Stock-based compensation

Total stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$82	$126	$206	$210
Sales and marketing	3,435	8,258	9,173	12,145
Technology and development	4,799	7,362	9,198	10,532
General and administrative	6,688	24,689	12,165	28,854
Total	$15,004	$40,435	$30,742	$51,741

The Company maintains multiple stock-based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Unamortized Expense as of	Weighted Average Vesting Term
	2024	2023	2024	2023	June 30, 2024
Time-Based Options
2018 Plan	$191	$725	$636	$1,817
2021 Plan	533	533	1,069	1,204
Total Time-Based Options expense	$724	$1,258	$1,705	$3,021	$2,288	1.0 year

Return-Target Options
2018 Plan	$—	$20,326	$—	$20,326
2021 Plan	—	3,124	—	3,124
Total Return-Target Options expense	$—	$23,450	$—	$23,450	$—	0.0 years

LTIP expense (2018 Plan)	$—	$317	$—	$317

Other equity awards under 2021 Plan
Restricted Stock Units ("RSUs")	$10,520	$9,461	$20,085	$16,723	$107,381	2.9 years
Market Stock Units ("MSUs")	3,405	5,676	8,024	7,562	27,247	3.4 years
Other equity awards under 2021 Plan expense	$13,925	$15,137	$28,109	$24,285	$134,628

Employee Stock Purchase Plan "ESPP"	$355	$273	$928	$668

Total Stock-Based Compensation expense	$15,004	$40,435	$30,742	$51,741	$136,916

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

The Return-Target Options were considered to contain both market (total stockholder return threshold) and performance (exit event) conditions. As such, the award was measured on the date of grant. Since the conditions for vesting related to the Return-Target Options were not met prior to the IPO, no stock-based compensation was recognized in the pre-IPO financial statements of the Company. During the three months ended June 30, 2023, with the filing of a “shelf” registration statement on Form S-3, the market condition and the implied performance condition relating to the Return-Target Options were deemed to be probable, and $23,450 was recognized in that period.

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

The total number of Time-Based Options and Return-Target Options outstanding under the Amended and Restated 2018 Plan as of June 30, 2024 were 2,251,431 and 1,342,092, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan (“2021 Plan”)

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of June 30, 2024, there were 43,059,189 shares reserved for issuance under the 2021 Plan. The total number of shares reserved for issuance under the 2021 Plan is increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31st immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

As of June 30, 2024, there were 1,147,846 total options outstanding under the 2021 Plan, consisting of 764,908 Time-Based Options and 382,938 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.

Stock option activity for the six months ended June 30, 2024 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	3,060,388	$7.70	5.70	$23,251
Canceled or forfeited	—	—	—	—
Exercised	(44,049)	7.10	—	—
Outstanding at June 30, 2024	3,016,339	$7.70	5.19	$12,415
Vested and expected to vest at June 30, 2024	3,016,339	$7.70	5.19	$12,415
Exercisable as of June 30, 2024	2,806,960	$7.00	5.06	$12,395

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	1,725,030	$7.47	5.78	$13,318
Canceled or forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2024	1,725,030	$7.47	5.28	$7,051
Vested and expected to vest at June 30, 2024	1,725,030	$7.47	5.28	$7,051
Exercisable as of June 30, 2024	—	$—	—	$—

Restricted Stock Units ("RSUs")

RSUs under the 2021 Plan granted prior to May 2022 vest 25% each year and become fully vested after four years of service. RSUs under the 2021 Plan granted during or after May 2022 vest 6.25% at the end of each successive quarter and become fully vested after four years of service.

RSU activity for the six months ended June 30, 2024 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	9,014,435	$12.41
Granted	3,752,803	10.32
Canceled or forfeited	(1,208,161)	11.13
Vested	(1,499,394)	12.07
Outstanding as of June 30, 2024	10,059,683	$11.83
Expected to vest as of June 30, 2024	10,059,683

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

MSU activity for the six months ended June 30, 2024 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2023	1,800,486	$19.28
Granted	1,395,332	14.86
Canceled or forfeited	(209,532)	21.05
Change in awards based on performance	(97,044)	21.60
Vested	(332,438)	19.82
Outstanding as of June 30, 2024	2,556,804	$16.68
Expected to vest as of June 30, 2024	2,556,804

2021 Employee Stock Purchase Plan

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of June 30, 2024, 6,161,033 shares of common stock are reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP is increased on January 1st of each calendar year, ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.

The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on (i) the first business day of the offering period or (ii) the last business day of the offering period, whichever is lower. The ESPP is offered to employees in six-month windows, with phases beginning on February 1 and August 1 of each calendar year. For the window that ended on January 31, 2023, employees purchased 111,163 shares at a price of $7.93 per share. For the window that ended on January 31, 2024, employees purchased 153,239 shares at a price of $12.37 per share. As of June 30, 2024, 5,734,225 shares were available for future purchase under the ESPP.

12.    Stockholders’ equity

As of June 30, 2024, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended June 30, 2024, the Company issued 1,025,286 shares of common stock for vested RSUs and MSUs. For the six months ended June 30, 2024, the Company issued 1,831,832 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 44,049 shares of common stock for $313 and employees purchased 153,239 shares of common stock through the ESPP.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of June 30, 2024 were approximately $135,550 for periods through 2028.

14.    Net income per share

Basic and diluted income per share is computed by dividing net income by the weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$7,690	$7,677	$6,435	$10,823
Denominator:
Basic Shares:
Weighted-average shares outstanding	160,502,795	155,425,264	159,954,926	155,267,531
Diluted Shares:
Basic weighted-average shares outstanding	160,502,795	155,425,264	159,954,926	155,267,531
Dilutive effect of stock-based awards	3,245,801	7,209,046	4,243,307	5,582,903
Weighted-average diluted shares outstanding	163,748,596	162,634,310	164,198,233	160,850,434
Net income per share
Basic	$0.05	$0.05	$0.04	$0.07
Diluted	$0.05	$0.05	$0.04	$0.07

The following potential outstanding equity awards were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented given that their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	1,175,071	1,472,891	1,187,222	1,987,605
Restricted stock units	8,586,149	352,178	3,485,769	556,557
Market stock units	1,946,608	—	1,256,818	873,331
Total	11,707,828	1,825,069	5,929,809	3,417,493

15.    Fair value disclosures

Assets and liabilities measured at fair value on a recurring basis

The Company invests in money market funds, which are measured and recorded at fair value on a recurring basis at each reporting period. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.

The following table summarizes our cash equivalents measured at fair value on a recurring basis:

	Fair value hierarchy	Fair value
Money market funds
June 30, 2024	Level 1	$15,730
December 31, 2023	Level 1	$15,331

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

16.    Related-party transactions

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended June 30, 2024 and 2023, the Company incurred expenses of $2 and $18, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred expenses of $18 and $43, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Amounts due to VEP as of June 30, 2024 and December 31, 2023 were $0 and $30, respectively.

In May 2023, funds affiliated with Vista conducted an underwritten secondary offering of 11,500,000 shares of the Company’s common stock. In June 2023, funds affiliated with Vista sold 5,220,000 shares of the Company’s common stock in a block trade in compliance with Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any proceeds from these sales, but bore the costs associated with therewith (other than underwriting discounts and commissions), which were $1,404 and were recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

The Company had other related party transactions with companies owned by Vista Equity Partners that are immaterial individually and in aggregate to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income.

17. Restructuring

On December 7, 2022, the Company announced a reduction in workforce of approximately 120 employees to better align resources, consistent with the Company’s strategy of increasing operational efficiency and improving productivity. There was no activity during the quarter ended June 30, 2024 as there was no remaining liability as of December 31, 2023. Activity for the six months ended June 30, 2023, was as follows:

Balance at December 31, 2022	$4,315
Payments and impact of FX	(4,000)
Balance at June 30, 2023	$315

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
•the risk that a perceived failure to comply with laws and industry self-regulation may damage our reputation; and
•other factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") and this Quarterly Report on Form 10-Q.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the sections titled “Risk Factors” and "Forward-Looking Statements" included in our 2023 Form 10-K and in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Unless the context otherwise requires, the terms “Company,” “Integral Ad Science Holding Corp.,” “IAS,” “we,” “us,” “our,” or similar terms refer to Integral Ad Science Holding Corp. and, where appropriate, its subsidiaries.

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
As a leading global media measurement and optimization platform, we have deep integrations with all the major advertising and technology platforms including Facebook, Instagram, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, The Trade Desk, X (formerly known as Twitter), Xandr, and Yahoo. Our platform uses customized artificial intelligence ("AI") and machine learning ("ML") technologies to process over 280 billion daily digital interactions globally on average, as of December 31, 2023. With this data, we deliver actionable data to our global customers through our easy-to-use reporting platform, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality.

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

Macroeconomic and Geopolitical Conditions

Current adverse macroeconomic and geopolitical conditions, including high interest rates, currency fluctuations, high inflation, changes to fiscal and monetary policy, instability in the financial markets and geopolitical instability may adversely affect our results. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. In that regard, over the last few years, including for the reported periods, we incurred foreign exchange losses resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. dollar. In addition, as a result of high interest rates during the year ended December 31, 2023, our cost of capital for the completed periods in 2024 was slightly higher than that of the corresponding periods in 2023.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns, recessions, or unstable market conditions are difficult to predict and could cause advertisers to decrease their advertising budgets, which in turn reduces spend through our platform.

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

Acquire New Customers and Increase Market Share

Our ability to acquire new customers and increase our market share is dependent upon a number of factors, including the effectiveness of our solutions, marketing and sales to drive new business prospects and execution, client digital marketing investment adoption, new products and feature offerings, global reach and the growth of the market for digital ad verification. There is a market opportunity to provide advertisers directly or through advertising agencies with verification services, specifically around ad viewability, ad fraud prevention and brand safety and suitability. We aim to work with top 500 global advertisers and mid-tier performance-based advertisers by targeting high-spend verticals and brands with a natural sensitivity for brand safety, brand suitability, and ROAS needs. We believe we will increase our market share by strengthening our relationships with the leading social platforms, enhancing our programmatic solutions, deriving benefit from our broad global position, and leveraging our differentiated data science and market-leading contextual capabilities. We are currently investing resources to pursue new accounts that were serviced by Oracle who announced they were exiting the advertising business at the end of September 2024.

Expand Customer Base Internationally

Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in a 14% growth in revenue year-over-year for the year ended December 31, 2023. We believe that Latin America, EMEA and APAC regions may represent substantial growth opportunities, and we are investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and other established markets such as Australia and Japan and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.

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

The following table sets forth our key performance indicators for the periods set forth below:

	June 30,
	2024	2023
Net revenue retention of advertising customers (%) (as of the end of the period)	112%	115%
Total number of large advertising customers (as of the end of the period)	232	208

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

Our net revenue retention of advertising customers decreased from 115% as of June 30, 2023 to 112% as of June 30, 2024. The decrease in the net revenue retention of advertising customers as of June 30, 2023 compared to June 30, 2024 was primarily due to lower advertising revenue growth during the trailing-twelve-month period of 15% in 2024 compared to 19% in 2023.

Total number of large advertising customers

Historically, our revenue has been primarily driven by large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise, and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross-sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased from 208 as of June 30, 2023 to 232 as of June 30, 2024. Revenue from large advertising customers represented 85% of our total advertising revenue (measurement and optimization revenue) for the trailing-twelve-month period ended June 30, 2024, 87% for the trailing-twelve-month period ended December 31, 2023, and 84% for the trailing-twelve-month period ended June 30, 2023. As macroeconomic conditions continue to be uncertain with high inflation and high interest rates, there is no guarantee that we will continue to see an increase of large advertising customers.

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

Foreign exchange loss (gain), net. Foreign exchange loss (gain), net, is impacted by fluctuations in exchange rates and the amount of foreign-currency denominated cash, receivables, intercompany balances, and payables.

Interest expense, net

Interest expense, net. Interest expense, net consists primarily of interest payments on our outstanding borrowings under our Credit Agreement (as defined below) and amortization of related debt issuance costs, net of interest income.

(Provision) benefit for income taxes

(Provision) benefit for income taxes. The income tax provision resulted from pre-tax book income multiplied by statutory tax rate, increased by non-deductible expenses relating to stock-based compensation and offset by R&D and other tax credits and discrete items.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

(in thousands, except percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$129,005	$113,651	$243,535	$219,743
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	27,094	23,819	53,255	45,501
Sales and marketing	29,572	31,702	61,397	57,962
Technology and development	17,487	21,110	35,465	36,639
General and administrative	24,679	42,339	46,059	63,062
Depreciation and amortization	15,709	13,521	30,789	26,346
Foreign exchange loss (gain), net	315	(631)	1,884	(1,147)
Total operating expenses	114,856	131,860	228,849	228,363
Operating income (loss)	14,149	(18,209)	14,686	(8,620)
Interest expense, net	(1,536)	(3,221)	(3,462)	(6,638)
Net income (loss) before income taxes	12,613	(21,430)	11,224	(15,258)
(Provision) benefit for income taxes	(4,923)	29,107	(4,789)	26,081
Net income	$7,690	$7,677	$6,435	$10,823
Net income margin	6%	7%	3%	5%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	21%	21%	22%	21%
Sales and marketing	23%	28%	25%	26%
Technology and development	14%	19%	15%	17%
General and administrative	19%	37%	19%	29%
Depreciation and amortization	12%	12%	13%	12%
Foreign exchange loss (gain), net	—%	(1)%	1%	(1)%
Total operating expenses	89%	116%	94%	104%
Operating income (loss)	11%	(16)%	6%	(4)%
Interest expense, net	(1)%	(3)%	(1)%	(3)%
Net income (loss) before income taxes	10%	(19)%	5%	(7)%
(Provision) benefit for income taxes	(4)%	26%	(2)%	12%
Net income	6%	7%	3%	5%

Comparison of the Three Months Ended June 30, 2024 and 2023

(in thousands, except percentages)	Three Months Ended June 30,
	2024	2023	$ change	% change
Revenue	$129,005	$113,651	$15,354	14%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	27,094	23,819	3,275	14%
Sales and marketing	29,572	31,702	(2,130)	(7)%
Technology and development	17,487	21,110	(3,623)	(17)%
General and administrative	24,679	42,339	(17,660)	(42)%
Depreciation and amortization	15,709	13,521	2,188	16%
Foreign exchange loss (gain), net	315	(631)	946	(150)%
Total operating expenses	114,856	131,860	(17,004)	(13)%
Operating income (loss)	14,149	(18,209)	32,358	(178)%
Interest expense, net	(1,536)	(3,221)	1,685	(52)%
Net income (loss) before income taxes	12,613	(21,430)	34,043	(159)%
(Provision) benefit for income taxes	(4,923)	29,107	(34,030)	(117)%
Net income	$7,690	$7,677	$13	—%

Revenue

Total revenue increased by $15.4 million, or 14%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

(in thousands, except percentages)	Three Months Ended June 30,
	2024	2023	$ change	% change
Optimization revenue	$58,474	$52,815	$5,659	11%
Measurement revenue	52,686	44,908	7,778	17%
Publisher revenue	17,845	15,928	1,917	12%
Total revenue	$129,005	$113,651	$15,354	14%

Total revenue for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 increased due to an increase in our measurement revenue of $7.8 million, or 17%, reflecting growth in volume of impressions of 29%, offset in part by a 7% decline in average CPMs. Revenue from our optimization customers grew $5.7 million, or 11%, attributable to growth in average CPMs by 9%. Optimization impressions were consistent when compared to the three months ended June 30, 2023.

Operating expenses

Cost of Revenue. Cost of revenue increased by $3.3 million, or 14%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was driven by an increase in hosting fees of $3.2 million, an increase of $1.1 million in revenue share to our DSP partners on account of growth in optimization revenue, partially offset by a $0.9 million decrease in compensation related expenses.

Sales and marketing. Sales and marketing expenses decreased by $2.1 million, or 7%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This decrease was due to a decline in stock-based compensation expense of $4.8 million, in part driven by the one-time charge taken for Return-Target Options in the three months ended June 30, 2023. This was offset by an increase in compensation expenses of $2.2 million to support the continued revenue growth. The remaining change in sales and marketing expenses is aggregated from several immaterial variances.

Technology and development. Technology and development expenses decreased by $3.6 million, or 17%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This decrease was due to a decline in stock-based compensation expense of $2.6 million, primarily driven by the one-time charge taken for Return-Target Options in the three months ended June 30, 2023, a decrease in compensation expenses of $2.0 million, as a result of higher capitalization of labor due to long-term investments in our product and a decrease in professional services of $0.6 million. These decreases were partially offset by an increase in software application expenses of $1.7 million. The remaining change in technology and development expenses is aggregated from several immaterial variances.

General and administrative. General and administrative expenses decreased by $17.7 million, or 42%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This decrease was due to a decline in stock-based compensation expense of $18.0 million, primarily driven by the one-time charge taken for Return-Target Options in the three months ended June 30, 2023. The remaining increase in general and administrative expenses is aggregated from several immaterial variances.

Depreciation and amortization. Depreciation and amortization expenses increased by $2.2 million, or 16%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase results from an increase in amortization expense related to capitalization of internal-use software of $2.4 million, offset by a decrease in amortization expense for intangible assets of $0.2 million.

Foreign exchange loss (gain), net. Foreign exchange loss (gain), net increased $0.9 million, or 150% for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The loss resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense, net decreased by $1.7 million, or 52%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease was due to a $1.7 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver, which was partially offset by an increase in the interest rate on the Revolver from 7.3% at June 30, 2023 to 7.4% at June 30, 2024.

Provision (benefit) for income taxes

(Provision) benefit for income taxes. Provision for income taxes increased by $34.0 million, or 117%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The tax provision in the current year resulted mainly from the net income incurred during the three months ended June 30, 2024, as compared to net loss generated during the three months ended June 30, 2023, and non-deductible stock-based compensation, offset by R&D and other tax credits and discrete items.

Comparison of the Six Months Ended June 30, 2024 and 2023

(in thousands, except percentages)	Six Months Ended June 30,
	2024	2023	$ change	% change
Revenue	$243,535	$219,743	$23,792	11%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	53,255	45,501	7,754	17%
Sales and marketing	61,397	57,962	3,435	6%
Technology and development	35,465	36,639	(1,174)	(3)%
General and administrative	46,059	63,062	(17,003)	(27)%
Depreciation and amortization	30,789	26,346	4,443	17%
Foreign exchange loss (gain), net	1,884	(1,147)	3,031	(264)%
Total operating expenses	228,849	228,363	486	—%
Operating income (loss)	14,686	(8,620)	23,306	(270)%
Interest expense, net	(3,462)	(6,638)	3,176	(48)%
Net income (loss) before income taxes	11,224	(15,258)	26,482	(174)%
(Provision) benefit for income taxes	(4,789)	26,081	(30,870)	(118)%
Net income (loss)	$6,435	$10,823	$(4,388)	(41)%

Revenue

Total revenue increased by $23.8 million, or 11%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

(in thousands, except percentages)	Six Months Ended June 30,
	2024	2023	$ change	% change
Optimization revenue	$110,935	$103,848	$7,087	7%
Measurement revenue	99,001	85,611	13,390	16%
Publisher revenue	33,599	30,284	3,315	11%
Total revenue	$243,535	$219,743	$23,792	11%

Total revenue for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 increased due to higher measurement revenue of $13.4 million, or 16%, reflecting growth in volume of impressions of 26%, offset in part by a 7% decline in average CPMs. In addition, optimization revenue increased $7.1 million, or 7%, reflecting growth in average CPMs of 3%. Optimization impressions were consistent when compared to the six months ended June 30, 2023.

Operating expenses

Cost of Revenue. Cost of revenue increased by $7.8 million, or 17%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was driven by an increase in hosting fees of $7.6 million.

Sales and marketing. Sales and marketing expenses increased by $3.4 million, or 6%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was due to an increase in compensation expenses of $5.6 million to support the continued revenue growth, offset by a decrease in stock-based compensation expense of $3.0 million, in part driven by the one-time charge taken for Return-Target Options in the six months ended June 30, 2023. The remaining change in sales and marketing expenses is aggregated from several immaterial variances.

Technology and development. Technology and development expenses decreased by $1.2 million, or 3% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease was due to a decline in compensation expenses of $2.1 million, as a result of higher capitalization of labor due to long-term investments in our product, a decrease in stock-based compensation expense of $1.3 million, primarily driven by the one-time charge taken for Return-Target Options in the six months ended June 30, 2023 and a decrease in professional services of $0.9 million. These increases were partially offset by an increase in software application expenses of $3.7 million. The remaining change in technology and development expenses is aggregated from several immaterial variances.

General and administrative. General and administrative expenses decreased by $17.0 million, or 27%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease was due to a decline in stock-based compensation expense of $16.7 million, primarily driven by the one-time charge taken for Return-Target Options in the six months ended June 30, 2023, and a decrease in our bad debt expense of $0.5 million. The remaining increase in general and administrative expenses is aggregated from several immaterial variances.

Depreciation and amortization. Depreciation and amortization expenses increased by $4.4 million, or 17%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase results from an increase in amortization expense related to capitalization of internal-use software of $4.7 million and an increase in depreciation expense of $0.2 million, offset by a decrease in amortization expense for intangible assets of $0.5 million.

Foreign exchange loss (gain), net. Foreign exchange loss (gain), net increased $3.0 million, or 264% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The loss resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense, net decreased by $3.2 million, or 48%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was due to a $2.8 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver, which was partially offset by an increase in the interest rate on the Revolver from 7.3% at June 30, 2023 to 7.4% at June 30, 2024. Also contributing to the decrease in interest expense was a $0.4 million increase in interest income on our cash balances.

Provision (benefit) for income taxes

Provision (benefit) for income taxes. Provision for income taxes increased by $30.9 million, or 118%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The tax provision in the current year resulted mainly from the net income generated during the six months ended June 30, 2024, as compared to net loss incurred during the six months ended June 30, 2023, and non-deductible stock-based compensation, offset by R&D and other tax credits and discrete items.

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

Adjusted EBITDA

(in thousands, except percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$7,690	$7,677	$6,435	$10,823
Depreciation and amortization	15,709	13,521	30,789	26,346
Stock-based compensation	15,004	40,435	30,742	51,741
Interest expense, net	1,536	3,221	3,462	6,638
Provision (benefit) for income taxes	4,923	(29,107)	4,789	(26,081)
Acquisition, restructuring and integration costs	1,048	809	1,174	1,621
Foreign exchange loss (gain), net	315	(631)	1,884	(1,147)
Asset impairments and other costs	—	1,469	—	1,506
Adjusted EBITDA	$46,225	$37,394	$79,275	$71,447
Revenue	$129,005	$113,651	$243,535	$219,743
Net income margin	6%	7%	3%	5%
Adjusted EBITDA margin	36%	33%	33%	33%

Liquidity and Capital Resources

General

As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $70.6 million, which was held for working capital purposes, as well as the available balance on our Revolver, as defined below.

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through November 2032 and the total noncancellable payments under these leases, net of rentals under subleases, were $31.4 million as of June 30, 2024. Total non-cancelable purchase commitments related to hosting services as of June 30, 2024 were $135.6 million for periods through 2028. As of June 30, 2024, we had no short-term debt. Information about our long-term debt is provided below.

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

On June 23, 2023, the Company entered into the First Amendment to Credit Agreement, which changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The First Amendment to the Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. Following the First Amendment, the interest rates applicable to the Revolver under the Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate (as defined in the Credit Agreement), (b) the Federal Funds Effective Rate plus 0.5%, and (c) Adjusted Term SOFR, which is calculated as the sum of (i) term SOFR as published by the Federal Reserve Bank of New York for a one-month Interest Period and (ii) a credit spread adjustment of 0.10% per annum (subject to a floor of 0.0%) (each term as defined in the Credit Agreement) plus 1%, or (ii) in the case of RFR Loans (as defined in the Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the Credit Agreement) or (y) the applicable Term RFR (as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranges from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company also pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The interest rate at June 30, 2024 was 7.4%.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of June 30, 2024, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

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

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$24,802	$52,066
Net cash used in investing activities	(20,159)	(16,738)
Net cash used in financing activities	(57,474)	(23,598)
Net increase in cash and cash equivalents, and restricted cash	$(52,831)	$11,730
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,084)	(142)
Cash, cash equivalents, and restricted cash, at beginning of period	127,290	89,671
Cash, cash equivalents and restricted cash, at end of period	$73,375	$101,259

Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $24.8 million, resulting from a net income of $6.4 million adjusted for non-cash expenses of depreciation and amortization of $30.8 million, stock-based compensation of $30.7 million, bad debt expense of $0.7 million, amortization of debt issuance costs of $0.2 million and unrealized foreign currency losses of $1.6 million, partially offset by a decrease in working capital of $42.2 million, and a deferred tax provision of $3.5 million. The decrease in working capital primarily reflects unfavorable timing of payments for operating expenses and taxes, as well as the payment of the annual employee bonus liability.

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

Investing Activities

Cash used in investing activities was $20.2 million for the six months ended June 30, 2024, reflecting capitalized costs related to our internal use software of $18.8 million, and the purchase of property and equipment of $1.3 million.

Cash used in investing activities was $16.7 million for the six months ended June 30, 2023, reflecting capitalized costs related to our internal use software of $14.9 million, and the purchase of property and equipment of $1.8 million.

Financing Activities

Cash used in financing activities was $57.5 million for the six months ended June 30, 2024, due to repayments of outstanding long-term debt of $60.0 million, offset by proceeds of $2.2 million for share purchases under the ESPP and $0.3 million for stock options exercised.

Cash used in financing activities was $23.6 million for the six months ended June 30, 2023, due to a net repayment of outstanding long-term debt of $30.0 million, offset by proceeds of $5.0 million for stock options exercised and $1.4 million for share purchases under the ESPP.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income, or Condensed Consolidated Statements of Cash Flows.

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

Recent Accounting Pronouncements

For a description of recently issued accounting pronouncements not yet adopted, see Note 2(h) to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Market risks at June 30, 2024 have not materially changed from those discussed in our 2023 Form 10-K under the heading Part II, Item 7A“Quantitative and Qualitative Disclosures about Market Risk.”

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2024.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended June 30, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

For a discussion of the material risk factors that affect our Company, please see the risk factors disclosed in Part 1, Item 1A “Risk Factors” in our 2023 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Integral Ad Science Holding Corp. (Registrant)

Date: August 1, 2024	By:	/s/Tania Secor
Tania Secor
Chief Financial Officer (Principal Financial Officer)