Form 10-Q
period 2024-09-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2024-11-12
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	IAS	The NASDAQ Stock Market LLC
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
On November 7, 2024, the registrant had 162,670,447 shares of common stock, $0.001 par value, outstanding.

Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

	Signatures	40

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$57,085	$124,759
Restricted cash	170	54
Accounts receivable, net	81,168	74,609
Unbilled receivables	48,421	46,548
Prepaid expenses and other current assets	38,030	18,959
Total current assets	224,874	264,929
Property and equipment, net	4,077	3,769
Internal use software, net	51,546	40,301
Intangible assets, net	150,618	178,908
Goodwill	675,538	675,282
Operating lease right-of-use assets	20,472	21,668
Deferred tax asset, net	2,544	2,465
Other long-term assets	5,029	4,402
Total assets	$1,134,698	$1,191,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$48,874	$72,232
Operating lease liability	10,242	9,435
Due to related party	2	121
Deferred revenue	1,454	682
Total current liabilities	60,572	82,470
Deferred tax liability, net	4,989	20,367
Long-term debt, net	64,073	153,725
Operating lease liabilities, non-current	16,391	19,523
Other long-term liabilities	6,186	6,183
Total liabilities	152,211	282,268
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2024; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023.	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 161,955,151 and 158,757,620 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	162	159
Additional paid-in-capital	952,123	901,259
Accumulated other comprehensive loss	(1,276)	(916)
Retained earnings	31,478	8,954
Total stockholders’ equity	982,487	909,456
Total liabilities and stockholders’ equity	$1,134,698	$1,191,724

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2024	2023	2024	2023
Revenue	$133,528	$120,331	$377,063	$340,074
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	27,373	25,599	80,628	71,100
Sales and marketing	30,144	29,604	91,541	87,566
Technology and development	16,840	17,211	52,305	53,850
General and administrative	25,348	22,611	71,407	85,673
Depreciation and amortization	16,243	14,027	47,032	40,373
Foreign exchange (gain) loss, net	(2,607)	2,078	(723)	931
Total operating expenses	113,341	111,130	342,190	339,493
Operating income	20,187	9,201	34,873	581
Interest expense, net	(1,325)	(3,109)	(4,787)	(9,747)
Net income (loss) before income taxes	18,862	6,092	30,086	(9,166)
(Provision) benefit for income taxes	(2,773)	(19,841)	(7,562)	6,240
Net income (loss)	$16,089	$(13,749)	$22,524	$(2,926)
Net income (loss) per share - basic and diluted	$0.10	$(0.09)	$0.14	$(0.02)
Weighted average shares outstanding:
Basic	161,663,506	157,055,904	160,528,610	157,691,005
Diluted	165,084,108	157,055,904	164,635,076	157,691,005
Other comprehensive income (loss):
Foreign currency translation adjustments	892	(1,717)	(360)	(789)
Total comprehensive income (loss)	$16,981	$(15,466)	$22,164	$(3,715)

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2024

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, June 30, 2024	160,786,740	$161	$934,194	$(2,168)	$15,389	$947,576
RSUs and MSUs vested	995,796	1	—	—	—	1
ESPP purchase	172,615	—	1,478	—	—	1,478
Stock-based compensation	—	—	16,451	—	—	16,451
Foreign currency translation adjustment	—	—	—	892	—	892
Net income	—	—	—	—	16,089	16,089
Balance, September 30, 2024	161,955,151	$162	$952,123	$(1,276)	$31,478	$982,487

Nine Months Ended September 30, 2024

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2023	158,757,620	$159	$901,259	$(916)	$8,954	$909,456
RSUs and MSUs vested	2,827,628	3	—	—	—	3
Option exercises	44,049	—	313	—	—	313
ESPP purchase	325,854	—	3,373	—	—	3,373
Stock-based compensation	—	—	47,178	—	—	47,178
Foreign currency translation adjustment	—	—	—	(360)	—	(360)
Net income	—	—	—	—	22,524	22,524
Balance, September 30, 2024	161,955,151	$162	$952,123	$(1,276)	$31,478	$982,487

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2023

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance, June 30, 2023	156,279,075	$156	$867,490	$(1,971)	$12,539	$878,214
RSUs and MSUs vested	1,102,702	1	—	—	—	1
Option exercises	53,748	1	590	—	—	591
ESPP purchase	162,406	—	1,424	—	—	1,424
Stock-based compensation	—	—	13,882	—	—	13,882
Foreign currency translation adjustment	—	—	—	(1,717)	—	(1,717)
Net loss	—	—	—	—	(13,749)	(13,749)
Balance, September 30, 2023	157,597,931	$158	$883,386	$(3,688)	$(1,210)	$878,646

Nine Months Ended September 30, 2023

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance, December 31, 2022	153,990,128	$154	$810,186	$(2,899)	$775	$808,216
RSUs and MSUs vested	2,692,984	3	—	—	—	3
Option exercises	641,250	1	5,583	—	—	5,584
ESPP purchase	273,569	—	2,306	—	—	2,306
Stock-based compensation	—	—	65,311	—	—	65,311
Foreign currency translation adjustment	—	—	—	(789)	—	(789)
Adoption of ASC 326, net of tax	—	—	—	—	941	941
Net loss	—	—	—	—	(2,926)	(2,926)
Balance, September 30, 2023	157,597,931	$158	$883,386	$(3,688)	$(1,210)	$878,646

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(IN THOUSANDS)	2024	2023
Cash flows from operating activities:
Net income (loss)	$22,524	$(2,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,032	40,373
Stock-based compensation	47,185	65,641
Foreign currency (gain) loss, net	(1,775)	571
Deferred tax benefit	(15,457)	(17,974)
Amortization of debt issuance costs	348	348
Allowance for credit losses	949	2,223
Impairment of assets	37	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,028)	(19,936)
Increase in unbilled receivables	(1,723)	(370)
(Increase) decrease in prepaid expenses and other current assets	(18,668)	5,851
(Increase) decrease in operating leases, net	(1,169)	139
Increase in other long-term assets	(696)	(27)
(Decrease) increase in accounts payable and accrued expenses and other long-term liabilities	(21,958)	148
Increase in deferred revenue	768	150
Decrease in due to/from related party	(119)	(93)
Net cash provided by operating activities	50,250	74,118
Cash flows from investing activities:
Purchase of property and equipment	(1,594)	(1,954)
Development of internal use software and other	(28,868)	(23,539)
Net cash used in investing activities	(30,462)	(25,493)
Cash flows from financing activities:
Proceeds from the Revolver	—	75,000
Repayment of long-term debt	(90,000)	(125,000)
Proceeds from exercise of stock options	313	5,584
Cash received from Employee Stock Purchase Program	2,329	2,236
Net cash used in financing activities	(87,358)	(42,180)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(67,570)	6,445
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(113)	(1,330)
Cash, cash equivalents and restricted cash at beginning of period	127,290	89,671
Cash, cash equivalents, and restricted cash, at end of period	$59,607	$94,786
Supplemental Disclosures:
Net cash paid during the period for:
Interest	$4,613	$8,880
Taxes	$29,942	$10,361
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$47	$17
Internal use software acquired included in accounts payable	$966	$1,012
Lease liabilities arising from right of use assets	$6,110	$4,832

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

1.    Description of business

Integral Ad Science Holding Corp. and its wholly-owned subsidiaries (together, the “Company” or "IAS") is a leading global digital advertising verification company by revenue. The Company’s mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms. The Company’s cloud-based technology platform provides actionable insights and delivers independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, and video. The Company’s proprietary and Media Rating Council (the "MRC") accredited Quality Impressions® metric is designed to verify that digital ads are served to a real person rather than a bot, in a brand-safe and suitable environment within the correct geography. The Company is an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. The Company helps advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.

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

The accompanying interim Condensed Consolidated Balance Sheets as of September 30, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of Cash Flows and of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future period.

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

During the first quarter of 2024, the Company identified an immaterial error in its previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2023, six months ended June 30, 2023 and nine months ended September 30, 2023. Specifically, lease liabilities arising from right of use assets within the non-cash investing and financing supplemental disclosure included all leases rather than leases arising during the noted period. As a result, the nine months ended September 30, 2023 disclosure within the Statement of Cash Flows was revised from $29.3 million to $4.8 million. These revisions did not impact any other amounts presented in the condensed consolidated financial statements.

(b) Basis of consolidation

The condensed consolidated financial statements include the accounts of Integral Ad Science Holding Corp. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the estimated useful lives of intangible assets and internal use software, the allowance for credit losses, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates due to risks and uncertainties, including the continued uncertainty surrounding the stability of economic conditions due to high inflation, changes to fiscal and monetary policy, high interest rates, currency fluctuations, fluctuations in the financial markets and disruptions in European economies as a result of the war in Ukraine and other geopolitical issues.

(d) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiaries is the currency of the primary economic environment in which they operate, which is their local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss within stockholders’ equity. Transaction gains and losses including those on intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange (gain) loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the three months ended September 30, 2024, and 2023, foreign exchange (gain) loss, net consists of unrealized foreign exchange gains of $3,339 and losses of $1,810, respectively, and realized transaction losses of $732 and $268, respectively. For the nine months ended September 30, 2024, and 2023, foreign exchange (gain) loss, net consists of unrealized foreign exchange gains of $1,775 and losses of $571, respectively, and realized transaction losses of $1,052 and $360, respectively.

(e) Cash, cash equivalents, and restricted cash

Cash equivalents include money market accounts and other highly liquid investments with an original maturity date of three months or less at the time of purchase. Cash amounts with restrictions are classified as restricted cash within the Condensed Consolidated Balance Sheets.

The Company generated interest income of $661 and $646 during the three months ended September 30, 2024, and 2023, respectively, and $2,342 and $1,926 during the nine months ended September 30, 2024, and 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$57,085	$124,759
Short-term restricted cash	170	54
Long-term restricted cash (held in other long-term assets)	2,352	2,477
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$59,607	$127,290

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

The activity in our allowance for credit losses consists of the following as of:

	September 30, 2024	September 30, 2023
Balance, beginning of period	$8,645	$6,691
Additional provision	949	2,223
Receivables written off and impact of exchange rates	(278)	(406)
Adoption of ASC 326	—	(1,271)
Balance, end of period	$9,316	$7,237
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

The Company used the following assumptions in valuing its stock-based compensation:

	September 30, 2024			September 30, 2023
Estimated fair value	$3.19	-	$14.86	$3.35	-	$38.36
Expected volatility (%)	50%	-	66%	50%	-	65%
Expected term (in years)	0.50	-	4.00	0.26	-	4.00
Risk-free interest rate (%)	4.26%	-	5.15%	3.63%	-	5.55%
Dividend yield	—			—

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

3.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			September 30, 2024	December 31, 2023
Computer and office equipment	1	-	3 years	$4,985	$4,070
Computer software	3	-	5 years	218	218
Leasehold improvements	Various			2,944	2,535
Furniture	5 years			610	585
Total property and equipment				8,757	7,408
Less: accumulated depreciation				(4,680)	(3,639)
Total property and equipment, net				$4,077	$3,769

Depreciation expense of property and equipment for the three months ended September 30, 2024 and 2023 was $347 and $287, respectively. Depreciation expense of property and equipment for the nine months ended September 30, 2024 and 2023 was $990 and $772, respectively.

4.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			September 30, 2024	December 31, 2023
Internal use software	3	-	5 years	$98,831	$69,797
Less: asset impairments				(37)	(33)
Less: accumulated amortization				(47,248)	(29,463)
Total internal use software, net				$51,546	$40,301

Amortization expense related to internal use software for the three months ended September 30, 2024 and 2023 was $6,565 and $4,032, respectively. Amortization expense related to internal use software for the nine months ended September 30, 2024 and 2023 was $17,747 and $10,477, respectively. During the nine months ended September 30, 2024, the Company wrote-off $37 of costs related to projects that were no longer being implemented, which the Company recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

5.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	September 30, 2024
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$302,003	$(163,960)	$138,043	7.9 years
Developed technology	5 years			137,414	(130,050)	7,364	2.0 years
Trademarks	5	-	9 years	19,700	(14,489)	5,211	2.6 years
Total				$459,117	$(308,499)	$150,618

	December 31, 2023
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,994	$(142,135)	$159,859	8.6 years
Developed technology	5 years			137,361	(125,426)	11,935	2.6 years
Trademarks	5	-	9 years	19,700	(12,604)	7,096	3.4 years
Favorable leases	6 years			198	(180)	18	0.5 years
Total				$459,253	$(280,345)	$178,908

Amortization expense related to intangibles for the three months ended September 30, 2024 and 2023 was $9,331 and $9,708, respectively. Amortization expense related to intangibles for the nine months ended September 30, 2024 and 2023 was $28,295 and $29,124, respectively. During the nine months ended September 30, 2024, the Company wrote-off $198 of fully amortized favorable lease assets and the corresponding accumulated amortization.

6.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2023	$675,282
Impact of exchange rates	256
Goodwill as of September 30, 2024	$675,538

7.    Accounts payable and accrued expenses and other long-term liabilities

Accounts payable and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accounts payable	$3,837	$12,092
Accrued payroll	5,439	9,250
Accrued professional fees	2,538	3,281
Accrued bonuses and commissions	17,079	20,413
Accrued revenue sharing	4,663	4,136
Taxes payable	2,736	6,436
Accrued hosting fees	4,895	9,475
Other accrued expenses	7,687	7,149
Total accounts payable and accrued expenses	$48,874	$72,232

Other long-term liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Security deposit received	$672	$672
Uncertain tax positions	5,514	5,511
Total other long-term liabilities	$6,186	$6,183

8.    Long-term debt

On September 29, 2021, the Company entered into a credit agreement with various lenders, which was amended on June 23, 2023 (as amended, the "Credit Agreement”). The Credit Agreement provides for an initial $300,000 in commitments for revolving credit loans (the “Revolver”), which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. During the nine months ended September 30, 2024, the Company paid down $90,000 on the Revolver.

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

The interest rates for the Revolver under the Credit Agreement (i) for U.S. dollar loans are equal to the applicable rate for base rate loans ranging from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the Credit Agreement) denominated in sterling ranging from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7956% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on September 30, 2024 was 6.9%.

Any borrowings under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of September 30, 2024, the Company was in compliance with all covenants contained in the Credit Agreement.

	September 30, 2024	December 31, 2023
Revolver	$65,000	$155,000
Less: unamortized debt issuance costs	(927)	(1,275)
Total carrying amount	$64,073	$153,725

Amortization of debt issuance costs for the three months ended September 30, 2024 and 2023 was $116 in both periods. Amortization of debt issuance costs for the nine months ended September 30, 2024 and 2023 was $348 in both periods. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company recognized interest expense of $1,870 and $3,639 during the three months ended September 30, 2024 and 2023, respectively. The Company recognized interest expense of $6,781 and $11,326 during the nine months ended September 30, 2024 and 2023, respectively. Future principal payments of long-term debt as of September 30, 2024 are as follows:

Year Ending
2024	$—
2025	—
2026	65,000
$65,000

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

For the three months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $2,773 and $19,841, respectively. The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 14.7% and 325.7%, respectively. The Company's effective tax rate for the three months ended September 30, 2024 is lower than for the respective three months ended September 30, 2023, primarily due to non-deductible stock-based compensation, tax credits and other permanent tax differences and discrete items.

For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $7,562 and income tax benefit of $6,240, respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 25.1% and 68.1%, respectively. The Company's effective tax rate for the nine months ended September 30, 2024 is lower than the nine months ended September 30, 2023, primarily due to non-deductible executive compensation, tax credits and other permanent tax differences and discrete items.

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

The following table summarizes revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North and South America (“Americas”)	$92,681	$83,419	$260,074	$236,610
Europe, Middle East and Africa (“EMEA”)	31,492	27,649	89,524	78,201
Asia and Pacific Rim (“APAC”)	9,355	9,263	27,465	25,263
Total revenue	$133,528	$120,331	$377,063	$340,074

For the three months ended September 30, 2024 and 2023, revenue in the U.S. was $87,689 and $78,777, respectively. For the nine months ended September 30, 2024 and 2023, revenue in the U.S. was $246,471 and $224,743, respectively.

The following table summarizes long lived assets, net by geographic area:

	September 30, 2024	December 31, 2023
Americas	$11,615	$13,848
EMEA	8,250	8,577
APAC	4,684	3,012
Total long-lived assets	$24,549	$25,437

11.    Stock-based compensation

Total stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$80	$118	$286	$328
Sales and marketing	4,829	5,714	14,002	17,859
Technology and development	4,941	2,902	14,139	13,434
General and administrative	6,593	5,166	18,758	34,020
Total	$16,443	$13,900	$47,185	$65,641

The Company maintains multiple stock-based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Unamortized Expense as of	Weighted Average Vesting Term
	2024	2023	2024	2023	September 30, 2024
Time-Based Options
2018 Plan	$111	$1,727	$747	$3,544
2021 Plan	536	536	1,605	1,740
Total Time-Based Options expense	$647	$2,263	$2,352	$5,284	$1,641	0.7 years

Return-Target Options
2018 Plan	$—	$(2,111)	$—	$18,215
2021 Plan	—	—	—	3,124
Total Return-Target Options expense	$—	$(2,111)	$—	$21,339	$—	0.0 years

LTIP expense (2018 Plan)	$—	$16	$—	$333

Other equity awards under 2021 Plan
Restricted Stock Units ("RSUs")	$10,444	$8,760	$30,529	$25,483	$103,107	2.8 years
Market Stock Units ("MSUs")	4,976	4,632	13,000	12,194	22,270	3.2 years
Other equity awards under 2021 Plan expense	$15,420	$13,392	$43,529	$37,677	$125,377

Employee Stock Purchase Plan "ESPP"	$376	$340	$1,304	$1,008

Total Stock-Based Compensation expense	$16,443	$13,900	$47,185	$65,641	$127,018

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

The total number of Time-Based Options and Return-Target Options outstanding under the Amended and Restated 2018 Plan as of September 30, 2024 were 2,251,431 and 1,342,092, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan (“2021 Plan”)

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of September 30, 2024, there were 43,059,189 shares reserved for issuance under the 2021 Plan. The total number of shares reserved for issuance under the 2021 Plan is increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31st immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

As of September 30, 2024, there were 1,147,846 total options outstanding under the 2021 Plan, consisting of 764,908 Time-Based Options and 382,938 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.

Stock option activity for the nine months ended September 30, 2024 is as follows:

Time-Based Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	3,060,388	$7.70	5.70	$23,251
Canceled or forfeited	—	—	—	—
Exercised	(44,049)	7.10	—	—
Outstanding at September 30, 2024	3,016,339	$7.70	4.94	$14,870
Vested and expected to vest at September 30, 2024	3,016,339	$7.70	4.94	$14,870
Exercisable as of September 30, 2024	2,863,841	$7.19	4.84	$14,849

Return-Target Options

	Stock options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	1,725,030	$7.47	5.78	$13,318
Canceled or forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2024	1,725,030	$7.47	5.03	$8,514
Vested and expected to vest at September 30, 2024	1,725,030	$7.47	5.03	$8,514
Exercisable as of September 30, 2024	—	$—	—	$—

Restricted Stock Units ("RSUs")

RSUs under the 2021 Plan granted prior to May 2022 vest 25% each year and become fully vested after four years of service. RSUs under the 2021 Plan granted during or after May 2022 vest 6.25% at the end of each successive quarter and become fully vested after four years of service.

RSU activity for the nine months ended September 30, 2024 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	9,014,435	$12.41
Granted	4,599,570	10.31
Canceled or forfeited	(1,400,542)	11.42
Vested	(2,406,842)	12.30
Outstanding as of September 30, 2024	9,806,621	$11.60
Expected to vest as of September 30, 2024	9,806,621

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

MSU activity for the nine months ended September 30, 2024 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,800,486	$19.28
Granted	1,395,332	14.86
Canceled or forfeited	(209,532)	21.05
Change in awards based on performance	(118,636)	21.42
Vested	(420,786)	19.39
Outstanding as of September 30, 2024	2,446,864	$16.60
Expected to vest as of September 30, 2024	2,446,864

2021 Employee Stock Purchase Plan

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of September 30, 2024, 6,161,033 shares of common stock are reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP is increased on January 1st of each calendar year, ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.

The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on (i) the first business day of the offering period or (ii) the last business day of the offering period, whichever is lower. The ESPP is offered to employees in six-month windows, with phases beginning on February 1 and August 1 of each calendar year. For the window that ended on January 31, 2024, employees purchased 153,239 shares at a price of $12.37 per share. For the window that ended on July 31, 2024, employees purchased 172,615 shares at a price of $8.65 per share. As of September 30, 2024, 5,561,610 shares were available for future purchase under the ESPP.

12.    Stockholders’ equity

As of September 30, 2024, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended September 30, 2024, the Company issued 995,796 shares of common stock for vested RSUs and MSUs. For the nine months ended September 30, 2024, the Company issued 2,827,628 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 44,049 shares of common stock for $313 and employees purchased 325,854 shares of common stock through the ESPP.

For the three months ended September 30, 2023, the Company issued 1,102,702 shares of common stock for vested RSUs and MSUs and employees exercised stock options in exchange for 53,748 shares of common stock for $591, and employees purchased 162,406 shares of common stock through the ESPP. For the nine months ended September 30, 2023, the Company issued 2,692,984 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 641,250 shares of common stock for $5,584 and employees purchased 273,569 shares of common stock through the ESPP.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of September 30, 2024 were approximately $125,876 for periods through 2028.

14.    Net income (loss) per share

Basic and diluted income (loss) per share is computed by dividing net income by the weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$16,089	$(13,749)	$22,524	$(2,926)
Denominator:
Basic Shares:
Weighted-average shares outstanding	161,663,506	157,055,904	160,528,610	157,691,005
Diluted Shares:
Basic weighted-average shares outstanding	161,663,506	157,055,904	160,528,610	157,691,005
Dilutive effect of stock-based awards	3,420,602	—	4,106,466	—
Weighted-average diluted shares outstanding	165,084,108	157,055,904	164,635,076	157,691,005
Net income (loss) per share:
Basic	$0.10	$(0.09)	$0.14	$(0.02)
Diluted	$0.10	$(0.09)	$0.14	$(0.02)

The following potential outstanding equity awards were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented given that their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	1,175,071	5,267,371	1,187,222	5,792,252
Restricted stock units	544,113	9,328,583	3,309,333	9,231,891
Market stock units	4,447,652	1,822,258	1,630,057	1,799,804
ESPP	—	202,951	—	45,348
Total	6,166,836	16,621,163	6,126,612	16,869,295

15.    Fair value disclosures

Assets and liabilities measured at fair value on a recurring basis

The Company invests in money market funds, which are measured and recorded at fair value on a recurring basis at each reporting period. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.

The following table summarizes our cash equivalents measured at fair value on a recurring basis:

	Fair value hierarchy	Fair value
Money market funds
September 30, 2024	Level 1	$15,867
December 31, 2023	Level 1	$15,331

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

16.    Related-party transactions

The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). For the three months ended September 30, 2024 and 2023, the Company incurred expenses of $4 and $0, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred expenses of $4 and $0, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to VCG as of September 30, 2024 and December 31, 2023 were $0 in both periods.

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). For the three months ended September 30, 2024 and 2023, the Company incurred expenses of $2 and $21, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred expenses of $20 and $64, respectively. These costs were included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts due to VEP as of September 30, 2024 and December 31, 2023 were $0 and $30, respectively.

In May 2023, funds affiliated with Vista conducted an underwritten secondary offering of 11,500,000 shares of the Company’s common stock. In June 2023, funds affiliated with Vista sold 5,220,000 shares of the Company’s common stock in a block trade in compliance with Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not receive any proceeds from these sales, but bore the costs associated with therewith (other than underwriting discounts and commissions), which were $1,404 and were recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2023.

The Company had other related party transactions with companies owned by Vista Equity Partners that are immaterial individually and in aggregate to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

17.    Restructuring

On December 7, 2022, the Company announced a reduction in workforce of approximately 120 employees to better align resources, consistent with the Company’s strategy of increasing operational efficiency and improving productivity. There was no remaining liability as of December 31, 2023, and therefore, no activity during the quarter ended September 30, 2024. Activity for the nine months ended September 30, 2023, was as follows:

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
As a leading global media measurement and optimization platform, we are deeply integrated with all the major advertising and technology platforms including Facebook, Instagram, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, The Trade Desk, X (formerly known as Twitter), Xandr, and Yahoo. Our platform leverages customized, internally developed artificial intelligence (AI) and machine learning (ML) technologies to process over 280 billion digital interactions daily, on average, as of December 31, 2023. With this vast wealth of data, we provide actionable insights through our intuitive reporting tool, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality.

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

Macroeconomic and Geopolitical Conditions

Current adverse macroeconomic and geopolitical conditions, including high interest rates, currency fluctuations, high inflation, changes to fiscal and monetary policy, fluctuations in the financial markets and geopolitical instability may adversely affect our results. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For the completed periods in 2024, we recognized foreign exchange gains and losses resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. dollar. In addition, as a result of repayments of our long-term debt during 2024 and slightly lower interest rates at the end of this quarter, our cost of capital for the completed periods in 2024 was lower than that of the corresponding periods in 2023.

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

Key Business Metrics

In addition to our U.S. GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The key business metrics presented are based on our advertising customers, as revenue from these customers represents substantially all of our revenue.

The following table sets forth our key performance indicators for the periods:

	September 30,
	2024	2023
Net revenue retention of advertising customers (%) (as of the end of the period)	108%	116%
Total number of large advertising customers (as of the end of the period)	232	219

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

Our net revenue retention of advertising customers decreased from 116% as of September 30, 2023 to 108% as of September 30, 2024. The decrease in the net revenue retention of advertising customers as of September 30, 2023 compared to September 30, 2024 was primarily due to lower advertising revenue growth during the trailing-twelve-month period of 12% in 2024 compared to 19% in 2023.

Total number of large advertising customers

Historically, our revenue has been primarily driven by large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise, and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross-sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased from 219 as of September 30, 2023, to 232 as of September 30, 2024. Revenue from large advertising customers represented 85% of our total advertising revenue (measurement and optimization revenue) for the trailing-twelve-month period ended September 30, 2024, 87% for the trailing-twelve-month period ended December 31, 2023, and 85% for the trailing-twelve-month period ended September 30, 2023. As macroeconomic conditions remain uncertain with high inflation and high interest rates, there is no guarantee that we will continue to see an increase of large advertising customers.

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

Foreign exchange (gain) loss, net. Foreign exchange (gain) loss, net, is impacted by fluctuations in exchange rates and the amount of foreign-currency denominated cash, receivables, intercompany balances, and payables.

Interest expense, net

Interest expense, net. Interest expense, net consists primarily of interest payments on our outstanding borrowings under our Credit Agreement (as defined below), commitment fees on the undrawn portion of the revolver and amortization of related debt issuance costs, net of interest income.

(Provision) benefit for income taxes

(Provision) benefit for income taxes. The income tax provision resulted from pre-tax book income multiplied by statutory tax rate, increased by non-deductible expenses relating to stock-based compensation and offset by R&D and other tax credits and discrete items.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$133,528	$120,331	$377,063	$340,074
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	27,373	25,599	80,628	71,100
Sales and marketing	30,144	29,604	91,541	87,566
Technology and development	16,840	17,211	52,305	53,850
General and administrative	25,348	22,611	71,407	85,673
Depreciation and amortization	16,243	14,027	47,032	40,373
Foreign exchange (gain) loss, net	(2,607)	2,078	(723)	931
Total operating expenses	113,341	111,130	342,190	339,493
Operating income	20,187	9,201	34,873	581
Interest expense, net	(1,325)	(3,109)	(4,787)	(9,747)
Net income (loss) before income taxes	18,862	6,092	30,086	(9,166)
(Provision) benefit for income taxes	(2,773)	(19,841)	(7,562)	6,240
Net income (loss)	$16,089	$(13,749)	$22,524	$(2,926)
Net income (loss) margin	12%	(11)%	6%	(1)%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	20%	21%	21%	21%
Sales and marketing	23%	25%	24%	26%
Technology and development	13%	14%	14%	16%
General and administrative	19%	19%	19%	25%
Depreciation and amortization	12%	12%	12%	12%
Foreign exchange (gain) loss, net	(2)%	2%	—%	—%
Total operating expenses	85%	92%	91%	100%
Operating income	15%	8%	9%	—%
Interest expense, net	(1)%	(3)%	(1)%	(3)%
Net income (loss) before income taxes	14%	5%	8%	(3)%
(Provision) benefit for income taxes	(2)%	(16)%	(2)%	2%
Net income (loss)	12%	(11)%	6%	(1)%

Comparison of the Three Months Ended September 30, 2024 and 2023

(in thousands, except percentages)	Three Months Ended September 30,
	2024	2023	$ change	% change
Revenue	$133,528	$120,331	$13,197	11%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	27,373	25,599	1,774	7%
Sales and marketing	30,144	29,604	540	2%
Technology and development	16,840	17,211	(371)	(2)%
General and administrative	25,348	22,611	2,737	12%
Depreciation and amortization	16,243	14,027	2,216	16%
Foreign exchange (gain) loss, net	(2,607)	2,078	(4,685)	(225)%
Total operating expenses	113,341	111,130	2,211	2%
Operating income	20,187	9,201	10,986	119%
Interest expense, net	(1,325)	(3,109)	1,784	(57)%
Net income before income taxes	18,862	6,092	12,770	210%
Provision for income taxes	(2,773)	(19,841)	17,068	(86)%
Net income (loss)	$16,089	$(13,749)	$29,838	(217)%

Revenue

Total revenue increased by $13.2 million, or 11%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

(in thousands, except percentages)	Three Months Ended September 30,
	2024	2023	$ change	% change
Optimization revenue	$61,118	$56,998	$4,120	7%
Measurement revenue	52,903	47,822	5,081	11%
Publisher revenue	19,507	15,511	3,996	26%
Total revenue	$133,528	$120,331	$13,197	11%

Total revenue for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 increased due to an increase in our measurement revenue of $5.1 million, or 11%, reflecting growth in volume of impressions of 17%, offset in part by a 6% decline in average CPMs. Revenue from our optimization customers grew $4.1 million, or 7%, reflecting modest growth in volume of impressions of 4%. Average CPMs were consistent for optimization when compared to the three months ended September 30, 2023. The remaining increase in optimization revenue is attributable to other non-volume based agreements. Publisher revenue increased by $4.0 million, or 26%, primarily due to the growth of Publica, for the three months ended September 30, 2024.

Operating expenses

Cost of Revenue. Cost of revenue increased by $1.8 million, or 7%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was driven by an increase in hosting fees of $2.0 million, and an increase of $0.3 million in revenue share to our DSP partners on account of growth in optimization revenue. The remaining change in cost of revenue expenses is aggregated from several other immaterial items.

Sales and marketing. Sales and marketing expenses increased by $0.5 million, or 2%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was due to an increase in compensation expenses of $1.8 million to support revenue growth, partially offset by a decline in stock-based compensation expense of $0.9 million. The remaining change in sales and marketing expenses is aggregated from several other immaterial items.

Technology and development. Technology and development expenses decreased by $0.4 million, or 2%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This decrease was due to a decline in compensation expenses of $3.1 million, primarily related to higher capitalization of labor due to long-term investments in our product, and a decrease in professional services of $0.5 million. These decreases were partially offset by an increase in stock-based compensation expense of $2.0 million, and an increase in software application expenses of $1.4 million. The remaining change in technology and development expenses is aggregated from several other immaterial items.

General and administrative. General and administrative expenses increased by $2.7 million, or 12%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was due to an increase in stock-based compensation expense of $1.4 million, an increase of $0.6 million related to professional services, and a $0.5 million increase in compensation related expenses. The remaining change in general and administrative expenses is aggregated from several other immaterial items.

Depreciation and amortization. Depreciation and amortization expenses increased by $2.2 million, or 16%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase results from an increase in amortization expense related to capitalization of internal-use software of $2.5 million, offset by a decrease in amortization expense for intangible assets of $0.4 million. The remaining change in depreciation and amortization expense is aggregated from several other immaterial items.

Foreign exchange (gain) loss, net. Foreign exchange (gain) loss, net decreased $4.7 million, or 225% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The gain in the current period resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense, net decreased by $1.8 million, or 57%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease was due to a $1.8 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver combined with a decrease in the interest rate on the Revolver from 7.3% at September 30, 2023 to 6.9% at September 30, 2024.

Provision for income taxes

Provision for income taxes. Provision for income taxes decreased by $17.1 million, or 86%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The tax provision in the current year resulted mainly from the net income generated during the three months ended September 30, 2024, and non-deductible stock-based compensation, offset by R&D and other tax credits and discrete items. The tax provision for the three months ended September 30, 2023, was higher due to non-deductible executive compensation pursuant to Section 162(m) of the Internal Revenue Code.

Comparison of the Nine Months Ended September 30, 2024 and 2023

(in thousands, except percentages)	Nine Months Ended September 30,
	2024	2023	$ change	% change
Revenue	$377,063	$340,074	$36,989	11%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	80,628	71,100	9,528	13%
Sales and marketing	91,541	87,566	3,975	5%
Technology and development	52,305	53,850	(1,545)	(3)%
General and administrative	71,407	85,673	(14,266)	(17)%
Depreciation and amortization	47,032	40,373	6,659	16%
Foreign exchange (gain) loss, net	(723)	931	(1,654)	(178)%
Total operating expenses	342,190	339,493	2,697	1%
Operating income	34,873	581	34,292	5902%
Interest expense, net	(4,787)	(9,747)	4,960	(51)%
Net income (loss) before income taxes	30,086	(9,166)	39,252	(428)%
Benefit (provision) for income taxes	(7,562)	6,240	(13,802)	(221)%
Net income (loss)	$22,524	$(2,926)	$25,450	(870)%

Revenue

Total revenue increased by $37.0 million, or 11%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

(in thousands, except percentages)	Nine Months Ended September 30,
	2024	2023	$ change	% change
Optimization revenue	$172,053	$160,847	$11,206	7%
Measurement revenue	151,904	133,433	18,471	14%
Publisher revenue	53,106	45,794	7,312	16%
Total revenue	$377,063	$340,074	$36,989	11%

Total revenue for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 increased due to higher measurement revenue of $18.5 million, or 14%, reflecting growth in volume of impressions of 23%, offset in part by a 7% decline in average CPMs. In addition, optimization revenue increased $11.2 million, or 7%, reflecting growth in volume of impressions of 2% and growth in average CPMs of 2%. The remaining increase in optimization revenue is attributable to other non-volume based agreements. Publisher revenue increased by $7.3 million, or 16%, primarily due to the growth of Publica, for the nine months ended September 30, 2024.

Operating expenses

Cost of Revenue. Cost of revenue increased by $9.5 million, or 13%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was driven by an increase in hosting fees of $9.7 million, an increase of $1.7 million in revenue share to our DSP partners on account of growth in optimization revenue, partially offset by a $1.4 million decrease in compensation related expenses. The remaining change in cost of revenue expenses is aggregated from several other immaterial items.

Sales and marketing. Sales and marketing expenses increased by $4.0 million, or 5%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was due to an increase in compensation expenses of $7.4 million to support revenue growth. This was partially offset by a decrease in stock-based compensation expense of $3.9 million, in part driven by the one-time charge taken for Return-Target Options in the nine months ended September 30, 2023. The remaining change in sales and marketing expenses is aggregated from several other immaterial items.

Technology and development. Technology and development expenses decreased by $1.5 million, or 3% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease was due to a decline in compensation expenses of $5.7 million, primarily related to higher capitalization of labor due to long-term investments in our product, and a decrease in professional services of $1.4 million. These decreases were partially offset by an increase in software application expenses of $5.0 million and an increase in stock-based compensation expense of $0.7 million. The remaining change in technology and development expenses is aggregated from several other immaterial items.

General and administrative. General and administrative expenses decreased by $14.3 million, or 17%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease was due to a decline in stock-based compensation expense of $15.3 million, primarily driven by the one-time charge taken for Return-Target Options in the nine months ended September 30, 2023, and a decrease in our bad debt expense of $1.3 million. These decreases were partially offset by a $1.2 million increase in software application expenses and a $1.1 million increase in professional services. The remaining change in general and administrative expenses is aggregated from several other immaterial items.

Depreciation and amortization. Depreciation and amortization expenses increased by $6.7 million, or 16%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase results from an increase in amortization expense related to capitalization of internal-use software of $7.3 million and an increase in depreciation expense of $0.2 million, offset by a decrease in amortization expense for intangible assets of $0.8 million.

Foreign exchange (gain) loss, net. Foreign exchange (gain) loss, net decreased $1.7 million, or 178% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The gain in the current period resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net

Interest expense, net. Interest expense, net decreased by $5.0 million, or 51%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease was due to a $4.7 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver combined with a decrease in the interest rate on the Revolver from 7.3% at September 30, 2023 to 6.9% at September 30, 2024. Also contributing to the decrease in interest expense was a $0.4 million increase in interest income on our cash balances.

Benefit (provision) for income taxes

Benefit (provision) for income taxes. Benefit (provision) for income taxes increased by $13.8 million, or 221%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The tax provision in the current year resulted mainly from the net income generated during the nine months ended September 30, 2024, as compared to net loss incurred during the nine months ended September 30, 2023, and non-deductible stock-based compensation, offset by R&D and other tax credits and discrete items.

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

Adjusted EBITDA

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$16,089	$(13,749)	$22,524	$(2,926)
Depreciation and amortization	16,243	14,027	47,032	40,373
Stock-based compensation	16,443	13,900	47,185	65,641
Interest expense, net	1,325	3,109	4,787	9,747
Provision (benefit) for income taxes	2,773	19,841	7,562	(6,240)
Acquisition, restructuring and integration costs	290	1,353	1,465	2,974
Foreign exchange (gain) loss, net	(2,607)	2,078	(723)	931
Asset impairments and other costs	90	11	90	1,517
Adjusted EBITDA	$50,646	$40,570	$129,922	$112,017
Revenue	$133,528	$120,331	$377,063	$340,074
Net income (loss) margin	12%	(11)%	6%	(1)%
Adjusted EBITDA margin	38%	34%	34%	33%

Liquidity and Capital Resources

General

As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $57.1 million, which was held for working capital purposes, as well as the available balance on our Revolver, as defined below.

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through November 2032 and the total noncancellable payments under these leases, net of rentals under subleases, were $30.1 million as of September 30, 2024. Total non-cancelable purchase commitments related to hosting services as of September 30, 2024 were $125.9 million for periods through 2028. As of September 30, 2024, we had no short-term debt. Information about our long-term debt is provided below.

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

On June 23, 2023, the Company entered into the First Amendment to Credit Agreement, which changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The First Amendment to the Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. Following the First Amendment, the interest rates applicable to the Revolver under the Credit Agreement are, at our option, either (i) in the case of U.S. dollar loans, (x) a base rate, which is equal to the greater of (a) the Prime Rate (as defined in the Credit Agreement), (b) the Federal Funds Effective Rate plus 0.5%, and (c) Adjusted Term SOFR, which is calculated as the sum of (i) term SOFR as published by the Federal Reserve Bank of New York for a one-month Interest Period and (ii) a credit spread adjustment of 0.10% per annum (subject to a floor of 0.0%) (each term as defined in the Credit Agreement) plus 1%, or (ii) in the case of RFR Loans (as defined in the Credit Agreement) denominated in sterling or euro, (x) the applicable RFR (as defined in the Credit Agreement) or (y) the applicable Term RFR (as defined in the Credit Agreement), plus in the case of each of clauses (i) and (ii), the Applicable Rate (as defined in the Credit Agreement). The Applicable Rate (i) for base rate loans range from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranges from 1.75% to 2.50% per annum, (iii) for RFR Loans denominated in sterling range from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company also pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The interest rate at September 30, 2024 was 6.9%.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of September 30, 2024, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

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

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$50,250	$74,118
Net cash used in investing activities	(30,462)	(25,493)
Net cash used in financing activities	(87,358)	(42,180)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(67,570)	$6,445
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(113)	(1,330)
Cash, cash equivalents, and restricted cash, at beginning of period	127,290	89,671
Cash, cash equivalents and restricted cash, at end of period	$59,607	$94,786

Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities was $50.3 million, resulting from a net income of $22.5 million adjusted for non-cash expenses of depreciation and amortization of $47.0 million, stock-based compensation of $47.2 million, bad debt expense of $0.9 million and amortization of debt issuance costs of $0.3 million, partially offset by a decrease in working capital of $50.6 million, and a deferred tax provision of $15.5 million, and unrealized foreign currency gains of $1.8 million. The decrease in working capital primarily reflects unfavorable timing of payments for operating expenses and taxes, as well as the payment of the annual employee bonus liability.

For the nine months ended September 30, 2023, net cash provided by operating activities was $74.1 million, resulting from a net loss of $2.9 million adjusted for non-cash expenses of depreciation and amortization of $40.4 million, stock-based compensation of $65.6 million, bad debt expense of $2.2 million, amortization of debt issuance costs of $0.3 million and unrealized foreign currency losses of $0.6 million, partially offset by a decrease in working capital of $14.1 million and a deferred tax benefit of $18.0 million.

Investing Activities

Cash used in investing activities was $30.5 million for the nine months ended September 30, 2024, reflecting capitalized costs related to our internal use software of $28.9 million, and the purchase of property and equipment of $1.6 million.

Cash used in investing activities was $25.5 million for the nine months ended September 30, 2023, reflecting capitalized costs related to our internal use software of $23.5 million, and the purchase of property and equipment of $2.0 million.

Financing Activities

Cash used in financing activities was $87.4 million for the nine months ended September 30, 2024, due to repayments of outstanding long-term debt of $90.0 million, offset by proceeds of $2.3 million for share purchases under the ESPP and $0.3 million for stock options exercised.

Cash used in financing activities was $42.2 million for the nine months ended September 30, 2023, due to a net repayment of outstanding long-term debt of $50.0 million, offset by receipt of $5.6 million for stock options exercised and $2.2 million for share purchases under the ESPP.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), or Condensed Consolidated Statements of Cash Flows.

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

Market risks at September 30, 2024 have not materially changed from those discussed in our 2023 Form 10-K under the heading Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2024.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended September 30, 2024, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Integral Ad Science Holding Corp. (Registrant)

Date: November 12, 2024	By:	/s/Tania Secor
Tania Secor
Chief Financial Officer (Principal Financial Officer)