Form 10-K
period 2024-12-31
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2025-02-28
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-Accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $928 million based on the closing sales price of the common stock as reported on Nasdaq on June 28, 2024.
On February 21, 2025, the registrant had 163,800,302 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

INTEGRAL AD SCIENCE HOLDING CORP.
FORM 10-K
For the Fiscal Year Ended December 31, 2024

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
• factors that affect the amount of advertising spending, such as economic downturns and marketability, instability in geopolitical or market conditions generally, and any changes in tax treatment of advertising expenses;
• our failure to innovate or make the right investment decisions;
• our ability to provide digital or cross-platform analytics;
• our ability to sustain our profitability and revenue growth rate, particularly if our revenue growth continues to decline;
• issues in the development and use of artificial intelligence and machine learning;
• our failure to maintain or achieve industry accreditation standards;
• our dependence on integrations with advertising platforms, demand side providers (“DSPs”), proprietary platforms and ad severs that we do not control;
•our ability to maintain high impression volumes
• our ability to compete successfully with our current or future competitors in an intensely competitive market;
• our international expansion;
•our ability to expand into new channels;
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
•risks posed by earthquakes, fires, floods, public health crisis and other natural catastrophic events;
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
With our cloud-based technology platform and the actionable insights it provides, we deliver independent measurement and optimization of digital advertising to over 2,000 advertising customers across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, video and emerging media like audio and gaming. Our Quality Impression® is a proprietary metric that helps ensure media quality standards. To be counted as a Quality Impression, a digital ad must be viewable by a real person rather than a bot in a brand-safe and suitable environment within the correct geography. The viewability and invalid traffic filtration aspects of a Quality Impression are accredited by the Media Rating Council ("MRC") across desktop and mobile platforms. For a definition of advertising customers, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics."
Without an independent evaluation of digital advertising quality, brands and their agencies previously relied on a wide range of publishers and ad platforms to self-report and measure the effectiveness of campaigns without a global benchmark or holistic reporting platform to understand success. We are an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. We help advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.
As a leading global media measurement and optimization platform, we have deep integrations with all the major advertising and technology platforms including Meta, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, Reddit, The Trade Desk, X (formerly known as Twitter), and Yahoo.
Our business uses advanced artificial intelligence ("AI") and machine learning ("ML") technologies to process on average over 280 billion daily digital interactions around the world, as of December 31, 2024. With this data, we deliver actionable information to our global customers through our easy-to-use reporting platform, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality and drive superior results.
We serve customers globally via our 17 offices in 12 countries. Our efficient go-to-market strategy has fueled our mission and ability to serve our customers. Our net revenue retention rates of advertising customers were 107%, 116% and 118% for the years ended December 31, 2024, 2023 and 2022, respectively. For a definition of net revenue retention, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics."
Our Industry
We believe that IAS is well-positioned to benefit from several significant digital marketing trends and shifts in consumer behavior, including:
Significant Growth in Digital Media Usage and Ad Spend According to eMarketer, U.S. adults were expected to spend 12 hours and 37 minutes per day with media in 2024, with roughly 63.7% of that time being spent with digital media. As consumers spend even more time online, we believe that this shift will fuel continued growth in ad spend across all digital channels.
Increased Focus on Marketing Efficiency Marketers are increasingly aware of wasted media spend related to ad fraud (for example, when ads are served to bots or non-human traffic instead of real people) or viewability issues (for example, when ads are served but never viewed by a person).

Importance of Brand Reputation Managing brand reputation and maintaining brand equity is a top priority for many modern marketers. To fulfill their brand values and campaign objectives, more brands are focused on ensuring their ad campaigns run adjacent to content that meets their specific standards. To achieve this, marketers are adopting scalable and customizable brand safety and brand suitability solutions to protect their brand reputation and increase campaign performance.
Acceleration of Ad-Supported CTV According to eMarketer, the United States (the "U.S.") CTV market is expected to reach over $44 billion by 2028. With more CTV ad inventory available, we believe this will drive greater demand for verification solutions to ensure that larger ad budgets are deployed effectively and efficiently with greater transparency. According to a 2024 study by Advertiser Perceptions, nearly 40% of advertising executives cited a lack of transparency among streaming platforms as a significant concern.
Changing Regulatory Landscape and Importance of Contextual Avoidance and Targeting With increased attention on user privacy, context-based advertising has emerged as a necessary tool for brands. Updated regulations, such as the general data protection regulation ("GDPR"), the California Consumer Privacy Act (the "CCPA") and the California Privacy Rights Act (the “CPRA”), have increased complexity surrounding personal data. Our leading Context Control solution uses semantic technology and natural language processing to determine the context, sentiment, and emotion of digital content. With these sophisticated tools available, we expect more advertisers to adopt contextual targeting instead of audience data.
Growth of Programmatic Advertising Programmatic advertising, the automated buying and selling of digital ads, has grown tremendously by helping marketers to optimize performance and pricing through real-time signals. According to eMarketer, U.S. programmatic digital display ad spending is expected to surpass $200 billion by 2026. Programmatic buying enables advertisers to target the highest value inventory in real-time to reach their audience faster and more efficiently. However, programmatic advertising is heavily susceptible to fraud, viewability, and brand safety and suitability risks, as well as ineffective "made-for-advertising" (MFA) content, given the speed and opacity of the transaction process. According to a 2024 report released by InMarket, U.S. brand and agency marketers ranked awareness, sales lift, and incremental return on spend ("ROAS") as the top three key performance indicators (KPIs) heading into 2025, which cannot be fully optimized with wasted ad spend.
Our Market Opportunity
IAS’s foundation is built on media efficiency, brand protection, and scalable advertising solutions. While safeguarding brands has always been at the core of our capabilities, we’re now leveraging those same powerful signals to drive ad performance - with purpose of helping our clients grow with the use of IAS's solutions. We aim to work with top 500 global advertisers by targeting high-spend verticals and brands with a natural sensitivity for brand safety, brand suitability, and ROAS needs. We believe we can increase our market share by strengthening our relationship with the leading social media platforms, enhancing our programmatic solutions, deriving benefit from our broad global position, and leveraging our differentiated data science and market-leading contextual capabilities.
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
Comprehensive suite of ad measurement solutions
As consumers watch more video-formatted content from both professional and user-generated sources, IAS has invested in new technologies for scanning and classifying video content as safe and suitable for each advertiser’s campaign objectives. As of December 31, 2024 our AI-driven frame-by-frame analysis delivers up to 74% more accurate brand suitability reporting across social media platforms compared to limited sample (industry-standard) frame analysis.

IAS Quality Impression® is our proprietary metric that helps ensure media quality standards and our leading contextual capability, Context Control, helps brands avoid and target content based on their specific values or campaign objectives. Our technology is designed to determine sentiment and emotional classification of content at a global scale. For publishers, we help them increase the monetization of their advertising inventory. Our solutions are available across digital channels, ad formats, purchase methods, and devices.
IAS also offers a Quality Attention metric, which is designed to measure attention by evaluating many factors including time-in-view (“TIV”), share of screen, and ad interaction. With Quality Attention, advertisers can optimize campaigns and maximize attention.
Additionally, IAS offers a cost per thousand quality impressions ("CPM") metric, helping advertisers understand the most cost-efficient paths to the highest quality media within programmatic environments such as Google’s Display and Video 360.
Integrations throughout the digital marketing ecosystem
Operating globally, we are integrated directly with advertisers, publishers, and platforms including DSPs and ad networks to ensure our solutions are available regardless of where our customers decide to transact.
Long-standing industry partnerships and relationships
Our ability to drive transparency, media quality, and brand safety allows us to be a trusted partner to some of the largest technology and advertising platforms. Our integration partners, such as Meta, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, Reddit, The Trade Desk, X, and Yahoo account for the majority of digital advertising budgets and directly incorporate our solutions in their platforms to provide for independent verification, measurement, and optimization. We do not generate material revenue directly from our arrangements with our integration partners. We generate revenue by charging a CPM based on the volume of purchased digital ads that we analyze for our advertiser and publisher customers, including customers that utilize our integration partners for their ad campaigns. Our solutions help advertisers to measure consumer interactions with their brands across platforms. Additionally, we work closely with industry organizations and accreditation/certification groups, including the Audit Bureau of Circulations (the “ABC”), the Interactive Advertising Bureau (the “IAB”), the MRC, and the Trustworthy Accountability Group (the “TAG”). We are certified by the ABC for viewability. We are accredited by the MRC for our proprietary metric, Quality Impression®, as well as our Display and Video Total Impressions and Viewable Impression Statistics, Campaign Monitor and Firewall Verification Services, and Sophisticated Invalid Traffic Detection and Filtration. We have also achieved MRC accreditation for impression and viewability measurement and reporting of display and video ads across Meta and Instagram. We received the industry's first accreditation for CTV video viewable impressions from the MRC in 2023. To extend and maintain our MRC accreditations, we participate in annual audits across our solutions that are conducted by an independent third-party and ensure we align with MRC standards. IAS is certified for TAG’s "Certified Against Fraud," "Brand Safety Certified," and, most recently in 2023, TAG's "Certified for Transparency."
Market leadership and trusted brand
Advertisers and publishers value our independent verification offerings and our extensive industry thought leadership. We deliver valuable case studies, research, and whitepapers, in addition to participating in industry conferences and hosting proprietary events. Our annual Media Quality Reports share unique insights extracted from the trillions of data events that we measure globally each month, offering an industry barometer for ad buyers and sellers to benchmark the quality of their campaigns and inventory. All of these thought leadership efforts are amplified and shared through our ongoing demand generation, content marketing, public relations, event marketing, and social media to help ensure our solutions instill trust and confidence in the media buying process.
Diverse, loyal, and global customer base
We work with many of the largest global marketers and media companies who want a single verification partner to serve their global needs. From 2012 through 2024, our average customer tenure for our top 100 customers was 8.4 years. We have also grown our existing customer relationships over time by offering additional products.

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
Our Growth Strategy
We believe this is the early stage of our industry and that we are at an inflection point.
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
◦Social. We aim to develop deeper integrations with social media platforms, also known as Walled Gardens, including video-based brand safety and suitability, to deliver continued transparency and actionability to our customers through both measurement and optimization solutions.
◦CTV. We continue to advance our CTV-specific solutions to meet the evolving needs of advertisers and publishers in this high-growth segment. For advertisers, IAS aims to deliver transparency, brand safety, and performance-driven insights, including industry-first MRC accreditations for viewability and invalid traffic detection in CTV. For publishers, our Publica by IAS CTV Ad Server is designed for streaming platforms to maximize yield and deliver seamless, high-quality ad experiences. Together, these solutions aim to drive trust and efficiency across the CTV ecosystem.
◦Adjacent Product Expansion. We plan to expand our platforms and integrations to address new media protection and performance needs for our clients.
•Increase Sales Within Our Existing Customer Base We continually aim to increase the use of our products among existing customers across more campaigns and impressions. Given our comprehensive product portfolio, we have and believe we can continue to cross-sell additional or new solutions to our existing customers in order to better provide end-to-end coverage to more clients from pre-bid protection and targeting to post-bid verification, fraud prevention, safety, suitability, and other media quality reporting.
•Acquire New Customers and Increase Market Share We aim to work with top 500 global advertisers, as well as mid-tier performance-based advertisers, by targeting high-spend verticals and brands with a natural sensitivity for brand safety, brand suitability, and ROAS needs. We believe we can increase our market share by strengthening our relationship with the leading social media platforms, enhancing our optimization solutions, deriving benefit from our broad global position, and leveraging our differentiated data science and market-leading contextual capabilities.
•Expand Customer Base Internationally Global marketers are investing in more sophisticated verification strategies, and we believe there is growing demand for our solutions internationally, especially in the Latin America, Europe, the Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") regions.

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
Our Quality Impression® is a proprietary metric that helps ensure media quality standards. To be counted as a Quality Impression, a digital ad must be viewable by a real person rather than a bot in a brand-safe and suitable environment within the correct geography. The viewability and invalid traffic filtration aspects of a Quality Impression are accredited by the MRC across desktop and mobile platforms.
Our Context Control solution delivers contextual targeting and brand suitability capabilities. Context Control is powered by our cognitive semantic-based technology, helping advertisers achieve better contextual matching and brand suitability at scale. With over 650 contextual targeting and avoidance segments that can be customized, Context Control helps ensure ads are displayed in the best-suited environments.
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
Brand Safety and Suitability: We help marketers manage their brand reputations and maintain brand equity by designing our solutions so that ads run adjacent to content that meets their specific standards. We are able to scan and score any form of media (text, audio, and video) directly. Our TMQ solutions include customized scoring and risk thresholds aligned with the industry standard framework for brand safety, pre-bid filtering and targeting, and post-bid blocking and monitoring. These tools can be customized to an advertiser’s specific risk tolerance with our granular content scoring across high-risk standard categories such as adult, alcohol, gambling, hate speech, illegal downloads, illegal drugs, offensive language, and violence. Additionally, we offer advertisers even more flexibility and precise controls to avoid or target certain placements based on over 650 contextual categories, including:
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
Advertiser solutions
Our pre-bid optimization and post-bid measurement and blocking solutions enable advertisers to measure campaign performance and value across viewability & attention, ad fraud prevention, brand safety and suitability, MFA, and carbon emissions for ads across platforms and environments including desktop, mobile in-app, social, and CTV platforms.
Our pre-bid optimization solutions are directly integrated with DSPs to help optimize ROAS by directing budget to the best available inventory. It operates in the bid-stream in real-time where standard and custom segments are built into the DSP to project which inventory will meet the advertisers brand safety and suitability criteria, be free from fraud, MFA, and be most viewable. We also offer comprehensive contextual segments for targeting, which is increasingly important as the industry moves away from identity-based tracking. Our contextual ability is enabled through our deep integrations with all major DSPs.
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
Our Publica business provides products to streaming publishers and original equipment manufacturers to manage and forecast their ad inventory, maximize yield and provide a best-in-class TV experience for their viewers and advertisers alike. Key Publica products and features include a Unified Auction, Ad Server and a Server-Side Ad Insertion ("SSAI") solution designed for the scale and complexity of the programmatic CTV ecosystem. Publica by IAS was awarded Best CTV App Innovation by VideoWeek in 2024.

Our Platform
IAS Signal™ is our cloud-based technology platform that enables our customers to maximize their ROAS by verifying their ads. We provide our customers with measurement, insights, and analytics, helping them improve media quality and campaign performance. We block fraudulent and brand unsafe/unsuitable inventory in real-time for open web.
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
•Deep machine learning and image analysis of text, audio, and video content allows IAS to recognize visual cues on-screen for categorizing into brand safety and suitability, as well as contextual targeting
•Providing brand safety capabilities customizable to an advertiser’s specific risk tolerance through granular content scoring across the industry standard framework (i.e., adult, alcohol, gambling, hate speech, illegal downloads, illegal drugs, offensive language, misinformation, and violence), enabling brands to control the context in which their ads appear
•Delivering precise controls to advertisers and the flexibility to avoid or target certain context through a multi-tier solution that offers over 650 categories:
◦Standard control: content related to hate speech, violence, offensive language, and others
◦Topical control: specific topics such as sensitive social issues, or natural disasters
◦Verticalized control: industry-specific coverage such as automotive, finance, pharmaceutical, and retail, among others
◦Brand specific control: negative sentiment associated with a specific brand name

Contextual Technologies
•Our contextual technology underlies our distinct brand safety and suitability capabilities
•We have leading cognitive semantic-based solutions that enable customers to match ads with relevant online content at the page level, powered by a large knowledge graph, this semantic technology can detect sentiment and emotion, through natural language understanding and machine cognition, our technology aims to deliver near-human comprehension of online content, providing context at scale
•We have image and video-scanning capabilities that is designed to recognize activities, celebrities, logos, and unsafe brand content at the frame-by-frame level
Our platform offers comprehensive, real-time signals for measurement and optimization within programmatic advertising. This capability enables advertisers to optimize their programmatic buys pre-bid. Through a DSP, advertisers can use our real-time signals integrated in the transaction stream to optimize for viewable, fraud-free, brand safe and suitable, and contextually relevant content.
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
Our platform is capable of ingesting considerable volumes of unstructured and structured data and leverages our data science expertise to derive unique insights for our customers. As the advertising industry continues to rapidly evolve, we will facilitate the development and integration of new features and solutions into our platform, ensuring we meet or exceed our customers’ requirements. Our platform is seamlessly integrated with key areas of the advertising ecosystem, including advertisers, publishers, proprietary platforms such as Meta, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, X, Reddit, Yahoo and demand side and programmatic platforms like The Trade Desk. We have designed a feature-rich, intuitive user interface that can be accessed via self-serve or through our various partner interfaces.
We have invested in significant data science capabilities, applying AI and ML to maintain and enhance the models underlying our solutions. This enables us to better analyze data and provide customers with critical insights. The application of our investments allows us to provide our customers with many benefits, including:
•Global reach, enabling us to provide media measurement and optimization internationally, regardless of language and without compromising latency
•Flexible access, allowing our customers to use our solutions through direct and indirect channels due to our key technology integrations throughout the advertising ecosystem
•A seamless user interface that provides advertisers with important tools and analytics
•Integrations with widely deployed third-party business intelligence software providing our customers with leading reporting and analytics capabilities
•The ability to deploy our solutions in emerging digital channels. For example, CTV represents a relatively newer advertising medium and poses significant challenges for advertisers and publishers. We first addressed this market need with the introduction of our first CTV solution in 2019. Following the acquisition of Publica, we have expanded our IAS Signal reporting platform and launched a new CTV dashboard that aims to deliver highly advanced, live insights on media quality and content classification.

Our Technology
We aim to accelerate innovation through AI and ML. With increasing market demand, we believe advanced measurement and optimization solutions and other performance metrics should be powered by AI and ML. We expect that this shift will benefit all stakeholders in the advertising ecosystem. Brands should be able to better understand the impact of their campaigns on consumers, agencies should be able to launch more effective and cost-efficient strategies, and publishers should be able to monetize their content more efficiently and drive more revenue. Independent digital media quality providers with the most data would be best positioned to win significant market share, because we believe AI and ML models are capable of making better predictions and decisions with higher volumes of data.
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
Features of our technology include:
Scalability: On average, as of December 31, 2024, we processed 280 billion web transactions, 700 million webpages and greater than 30 years of videos per day from all major platforms through our highly scalable, cloud-based technology platform. We use Amazon Web Services (“AWS”) public cloud to manage peak volumes driven by seasonality trends in advertising and to scale our global data efforts even faster. Our transition from legacy systems onto AWS has enabled a significantly more cost-effective operation and reduced our dependence on expensive equipment and ongoing capital investment.
Agility: Our flexible architecture enables accelerated delivery of new product solutions for our customers. We can provision a new environment in a new geography to quickly respond to emerging business needs, providing a seamless process for our customers, regardless of where they need our solutions.
Reliability: Our platform’s uptime during the year ended December 31, 2024 exceeded 99.9% while delivering frequent updates and enhancements. We offer our clients best-in-class response times, regional support, and around the clock monitoring 365 days a year.
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
Advanced Data Science and Analytics: As of December 31, 2024, our cloud-based technology platform processed over 280 billion daily transactions in near real-time, that we leverage to train our advanced high accuracy AI and ML models to provide best in class brand safety, brand suitability, fraud, contextual control and viewability capabilities. We offer a comprehensive solution to classify audio, video frame-by-frame, image and text formats using both industry standard, and IAS proprietary taxonomies. We provide actionable insights to our customers in order to optimize their ad spend. We periodically perform competitive analysis, and we have found our Fraud detection models to be at least two times more accurate than our competitors in detecting invalid traffic.
Components of our technology include:
Data Ingestion: We have multiple systems that process large amounts of data that include: a large web crawling infrastructure that fetches hundreds of millions of web pages per day; edge measurement servers that collect thousands of data points per transaction; dedicated integrations with social media platforms for data ingestion and exchange; and additional integrations to collect data from other applications such as mobile app stores and CTV stores.
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
Our Customers
We have an attractive customer base that is global, diversified, and loyal. The geographic segmentation of revenue from our customers includes 69% in the Americas, 24% in EMEA, and 7% in APAC for the year ended December 31, 2024.
Our client base encompasses many of the largest digital ad spenders globally as well as mid-tier performance-based advertisers. In the year ended December 31, 2024, we had 237 large advertising customers, defined as those who spend at least $200,000 per year. Since 2012, our average customer tenure for our top 100 customers has been 8.4 years with over time adopting of additional products. We have generated positive historical net revenue retention of advertising customers (those that spend at least $3,000 in the applicable trailing twelve-month period) of 107%, 116% and 118% as of December 31, 2024, 2023, and 2022, respectively. For a definition of net revenue retention, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics."
Advertisers can access our solutions through a number of means, including directly through our platform or indirectly through DSPs, agencies, and social media platforms. Based on recent trends, advertising customers are increasingly accessing our solutions directly. Our advertising customers are a reflection of our relevance and value across the digital advertising ecosystem.
We serve some of the largest global brands in a variety of industries including consumer packaged goods, finance, technology / telecommunications, automotive, retail / quick service restaurants, and travel & entertainment. We also serve advertisers indirectly through demand side platforms including Amazon, Google’s Display and Video 360, The Trade Desk and Yahoo. Additionally, we serve advertisers through global advertising agencies such as Dentsu, IPG, Omnicom, Publicis Groupe, WPP, and Vivendi’s Havas Group.
Our customers also include some of the largest digital publishers. Publica serves over 10 billion ads on CTV every month, delivering quality ad experiences for publishers including, but not limited to, Crunchyroll, E. W. Scripps, Fox, IGN, MLB, Samsung, Philo and XUMO.

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
We have aligned our sales and go-to-market strategies to efficiently pursue growth opportunities. As a result, we have created a global accounts team to service large opportunities, a mid-market team to target this customer segment, and a programmatic channel sales team to scale these revenues. Our client services team is responsible for developing customer relationships, promoting retention and loyalty, and improving overall customer satisfaction.
Our marketing team’s core objectives focus on building upon what we believe is leadership for IAS’s brand awareness and brand consideration within our category. These efforts include driving sales effectiveness through field marketing collateral and a sophisticated demand generation engine. We also leverage content marketing, which we believe has established IAS as a genuine thought leader by delivering high-value research, whitepapers, case studies, along with associated press coverage, social media content, and industry and proprietary events. Our marquee Media Quality Reports share insights extracted from the trillions of data events we capture globally, so that ad buyers and sellers can benchmark the quality of their campaigns and inventory.
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
As of December 31, 2024, we had 65 issued U.S. patents, 3 allowed patent applications, and 32 pending patent applications. The terms of individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the U.S. are effective for 20 years from the earliest effective filing date of a non-provisional patent application. The duration of patents outside of the U.S. varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
We also hold or have applied for registration of various service marks, trademarks, and trade names, including “Integral Ad Science,” “IAS,” “Quality Impressions,” and “Total Visibility,” that we believe are important to our business. As of December 31, 2024, we had 12 registered U.S. trademarks, 2 pending U.S. trademark applications, 89 registered international trademarks and 27 pending international trademark applications.

Competition
Our industry is highly competitive with a mix of large, established companies such as DoubleVerify, Inc., as well as various point solution providers such as Human, Inc. and ZEFR, Inc. Our industry continues to evolve, with competition intensifying and is expected to continue to intensify. We believe that we primarily compete on our comprehensive coverage across channels, devices, and platforms; trusted independent position; established client relationships with many of the leading global brands; global footprint; and breadth and performance of our solutions. In addition, we believe new market competitors would find it difficult to effectively compete given our scale, coverage, breadth of solutions, and strong integration throughout the digital ad ecosystem.
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
Culture
IAS was founded in 2009, and since then we have grown to 902 employees with 17 offices in 12 countries as of December 31, 2024. We recognize that attracting, motivating, and retaining passionate talent at all levels is vital to our continued success. By improving employee retention and engagement, we also improve our ability to support our customers and protect the long-term interests of our stakeholders and shareholders. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages, ensuring fairness in internal compensation practices.
We have transformed our business over the past three years by enhancing our talent. We have hired leaders with deep expertise in advertising and building global businesses. We employ a global data science team to improve our competitive strength. We also engage temporary employees and consultants, as needed.
In certain international countries in which we operate, we are subject to, and comply with, local labor law requirements, which automatically make our employees subject to industry-wide collective bargaining agreements. As of December 31, 2024, approximately 9% of our global employees were subject to collective bargaining agreements, all located outside of the U.S. We have not experienced any work stoppages. We believe we have a positive relationship with our employees and endeavor to maintain high levels of engagement.
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
We are committed to creating an environment where everyone is empowered to bring their authentic selves to work. To foster an inclusive work environment, we have employee resource groups which are open to all Company employees and a non-discrimination policy. Additionally, we value transparency and ethical business practices affecting our stakeholders. Our policy requires all employees complete annual training on topics like anti-corruption, anti-harassment, and other governance topics. We have also implemented organizational, technical, and security practices and policies to protect the privacy of our customers’ data and information, including any personal data.

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
2019:    Pioneered the first CTV verification solution with Verizon and leading video publishers including Hulu, Roku, and FireTV; acquired ADmantX
2020:    Launched Context Control and Channel Science products; announced Automated Tag partnership with Google; first company selected for the YouTube Measurement Partner Program for both brand safety reporting and brand suitability & contextual targeting
2021:    Became a publicly traded company through our initial public offering; acquired Amino Payments; acquired Publica; launched brand safety solution for in-feed video ads on TikTok; acquired Context
2022:     Integrated Amino Payments into IAS platform; integrated with Mediaocean platform; extended verification onto new gaming, audio platforms; expanded advanced contextual targeting to over 50 languages
2023:     First to market with Google Video Partners Brand Safety and Suitability Measurement; expanded Meta Viewability and IVT measurement to Reels inventory; expanded YouTube measurement to Shorts inventory; expanded TikTok Brand Safety and Suitability measurement to 50+ markets, as part of Total Media Quality for TikTok; expanded YouTube Brand Safety and Suitability measurement to the industry standard framework as part of Total Media Quality for YouTube; measurement partnership live on Netflix
2024:     Launched TMQ for Meta and a first to market Meta Optimization Solution for advertisers via IAS’ Content Block List solution where IAS was the exclusive development partner selected; launched IAS Optimization for YouTube, expanded TMQ platform coverage to Pinterest and Snap; launched Misinformation on major social media platforms; launched MFA measurement and avoidance; launched Quality Attention measurement with eye tracking

Government Regulation
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
We receive, process, store, use, and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure, and protection of personal information and other data from users, employees or business partners, including the GDPR, CCPA and CPRA and similar comprehensive privacy laws that have been enacted in other states. These laws expand the rights of individuals to control how their personal data is processed, collected, used and shared to create new regulatory and operational requirements for processing personal data, increase requirements for security and confidentiality, and provide for significant penalties for non-compliance. There are also a number of legislative proposals pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. For the year ended December 31, 2024, compliance with governmental regulations applicable to us did not have a material effect on our capital expenditures, earnings or competitive position, and, at this time, we do not expect to incur material capital expenditures related to compliance with regulations in 2025.

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

Item 1A. Risk Factors
Risk Factors Summary
There are a number of risks related to global economic conditions, our business, our indebtedness, and our common stock. You should carefully consider all the information presented in this section entitled “Risk Factors” in this Annual Report on Form 10-K. Some of the principal risks affecting our business include the following:
•factors that affect the amount of advertising spending, such as economic downturns and marketability, instability in geopolitical or market conditions generally, and any changes in tax treatment of advertising expenses, make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition;
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
•issues in the development and use of AI and ML, combined with an uncertain regulatory environment, may result in reputational harm, a loss of customers or other unexpected consequences;
•we may not sustain profitability in the future, particularly if our revenue growth continues to decline;
•we rely on integrations with advertising platforms, DSPs, proprietary platforms, and ad servers, over which we exercise little control and loss of integration, through technology issues, regulations affecting our partners or loss of partners would materially affect our business;
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
•we experience fluctuations in our results of operations, which could make our future results of operations difficult to predict or cause our results of operations to fall below market expectations;
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

•the market for buying digital advertising verification solutions is relatively new and evolving and our estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate;
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
•we depend on our senior management team and other key personnel to manage our business effectively, and if we are unable to retain such key personnel or hire additional qualified personnel, our ability to compete could be harmed;
•we are subject to taxation in multiple jurisdictions and any adverse development in the tax laws of any of these jurisdictions, any disagreement with our tax positions or change in our annual effective income tax rate could have a material and adverse effect on our business;
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

Risks Relating to Our Business and Strategy

Our revenue and results of operations are highly dependent on the overall demand for advertising. Macroeconomic and geopolitical factors that affect the amount of advertising spending make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.
Our business depends on the overall demand for advertising and on the economic health of our current and prospective advertiser and publisher customers. Challenging economic conditions impact discretionary spending and could cause our current and prospective customers to consider purchasing fewer solutions than considered historically or than originally anticipated, impair their ability to increase spending and accurately forecast and plan for future marketing activities, and may impair their ability to pay for products and services they have purchased.
Global economies, including the U.S. and Europe, are being affected by high levels of inflation, interest rate and currency fluctuations, supply chain challenges that have affected the distribution of our current and prospective advertisers’ products, changes to fiscal and monetary policy, uncertainty around the imposition of increased, new and retaliatory tariffs and trade restrictions, instability in the financial markets, volatility in credit, equity and foreign exchange markets, and geopolitical instability, including as a result of the war in Ukraine, conflicts in the Middle East and tensions between China and the U.S. Such global conditions have resulted in restricted credit, poor liquidity, reduced corporate profitability, bankruptcies, and overall uncertainty with respect to the economy. In addition, although the Federal Reserve decreased the federal funds rate in 2024, the Federal Reserve has announced fewer cuts than expected in 2025, and if economic conditions deteriorate, there is no guarantee that the rate will decrease at all or that it will not be increased in 2025 or beyond. These and other macroeconomic conditions, or any developments in such conditions, could result in a material increase in customers’ cancellations, requests for more favorable contractual terms, or concessions, a significant deterioration in the collectability of our receivables or a material negative impact from our vendors and third-party service providers, which could materially impact our results of operations. Even if we do not experience any such cancellations, requests, deterioration or impact, current macroeconomic conditions have affected and will continue to affect our results of operations. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. For 2024 we recognized foreign exchange gains and losses resulting from fluctuations primarily attributable to the British pound and Euro currency movements relative to the U.S. dollar. These currencies may continue to fluctuate as the Federal Reserve continues to modify the federal funds rate. If macroeconomic conditions deteriorate, our results of operations could be materially adversely affected.

In addition, further deterioration in economic conditions in the U.S., Europe and other key markets or key industries for our platform could impact our customers’ ability or willingness to utilize our platform, require advertisers to reposition messaging, delay prospective customers’ purchasing decisions, affect renewal rates, and cause reductions in overall advertising spending budgets, any of which could harm our operating results. For example, in fiscal year 2024, revenue growth was limited by a slowdown in volume growth, most notably in our consumer packaged goods and retail segments due to budget constraints from our clients. More recently, geopolitical instability and U.S. and foreign trade policy, including the imposition or threatened imposition of tariffs or other trade restrictions, could increase macroeconomic uncertainty at a global level and lead to cost sensitivity or further constraints. Reductions in overall advertising spend as a result of these factors or the inability of advertisers to meet their commitments make it difficult to predict our revenue and could adversely affect our business, results of operations, and financial condition.

If we fail to innovate and make the right investment decisions in our offerings and platform, including responding to technological changes or upgrading our technology systems, we may not attract new customers and retain customers and our revenue and results of operations may decline.
Our industry is subject to rapid and frequent changes in technology, evolving customer needs, and the frequent introduction by our competitors of new and enhanced offerings. We must constantly make investment decisions regarding offerings and technology to meet customer demands and evolving industry standards and our success depends on our ability to adapt and innovate. Examples of innovation and technological changes that we have had to manage include, for example: (i) developing solutions for measuring in a mobile and in-app context as consumers and advertisers are shifted to these environments, (ii) developing the necessary integrations and data ingestion methods to provide verification services for Walled Gardens as this channel became a greater portion of digital ad spend, (iii) innovating and investing into multimedia contextual capabilities to complement historical methods such as keyword based solutions, and (iv) developing complex AI and ML solutions in a rapidly evolving competitive landscape subject to uncertain industry and regulatory requirements. We may make wrong decisions regarding these investments. If new or existing competitors introduce new products and services, or decrease their costs or pricing, by using new technologies or if new industry standards and practices emerge, including with respect to AI and ML, we may lose customers or customers may decrease their use of our platform. New customer demands, changes in customer requirements, superior competitive offerings, or new industry standards could require us to make unanticipated and costly changes to our platform or business model. If we do not have sufficient capital, or if we are otherwise unable, to make these costly changes or to prioritize the research and development required to keep pace with the competition, our offerings may become obsolete and may cause a material adverse effect to our business, results of operations, and financial condition.
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
We use internally developed AI and ML technologies in our business to process a significant number of daily digital interactions and are consistently investing in expanding AI and ML technologies.

AI and ML technologies are complex and rapidly evolving. The use of AI or ML technologies in new or existing products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, operating results or financial condition. For example, in the European Union ("E.U."), the Artificial Intelligence Act establishes obligations for providers of AI based on the type of AI and its potential risks to society. Additionally, in the U.S., various states have begun introducing laws regarding artificial intelligence. The intellectual property ownership and license rights, including copyrights, surrounding AI and ML technologies generally has not been fully addressed by competent legal tribunals or applicable laws or regulations, and the use or adoption of third-party AI and ML technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property-related causes of action. In addition, the data generated by our AI and ML tools may create content that appears factually correct but is factually inaccurate or flawed. Our customers or others may rely on or use such factually incorrect or flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability.

Uncertainty around new and emerging AI and ML technologies requires additional investment in the development and maintenance of proprietary datasets and machine learning models and development of appropriate protections and safeguards for handling the use of customer data with such technologies, which may be costly and could impact our expenses if we decide to further expand the use of AI and ML technologies in our operations. The burden and cost of research and development will increase if changes to existing regulations, their interpretation or implementation or new regulations place more stringent requirements on the use of AI and ML.

See the risk factor entitled “Privacy and data protection laws and regulation on digital advertising may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our platform or business model, which may have a material adverse effect on our business.”

We may not sustain profitability in the future, particularly if our revenue growth continues to decline.
Our revenue growth rate may continue to decline as a result of a variety of factors, including increased competition, decreased market share, decreased pricing, budget cuts and delays in digital media spending for our clients, the maturation of our business and our ability to convert customers from a variable model to a flat fee model. Even though we have experienced positive net income in recent years, we cannot assure you that we will achieve net income profitability in future periods and you should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate further declines or our operating expenses exceed our expectations, our financial performance will be adversely affected. We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability.

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

The market for our products is characterized by changes in protocols and evolving industry standards. Industry associations such as the Advertising Research Foundation, the Council of American Survey Research Organizations, the IAB, the TAG, the MRC, a voluntary trade organization, and internationally-based industry associations have independently initiated efforts to either review market research and rating methodologies across the media that we measure or develop minimum standards for such research and rating. Accreditation is only granted on a per metric basis rather than on a product or solution. In order to attain accreditation for new metrics tied to new solutions, the processes supporting new solutions must be reviewed to ensure that they are accurately processing data used to create the metrics. The process of obtaining such accreditations is costly, lengthy and there are often significant delays in achieving such accreditation. As a result, there is no guarantee that we will be able to obtain such accreditations, and, even if we are able to obtain such accreditations for our product offerings, we typically incur significant costs in obtaining such accreditations and the process of obtaining such accreditations delays our ability to market such product offerings as accredited by one or more industry associations. Moreover, metrics must be accredited before they will achieve widespread acceptance by the industry and our customers.
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

In particular, rather than being able to collect data directly from our technology (e.g., ad tags, pixels and Software Development Kits) like we do on the open web, our ability to access data necessary for the measurement of campaigns with proprietary platforms, such as Meta and YouTube, among others, depends on our continued access to their proprietary platforms or certain segments of the proprietary platforms, for research or measurement purposes. For example, we rely on Meta and YouTube to provide us with access to mutually agreed upon data elements and signals for purposes of enabling the measurement and targeting of Meta and YouTube inventory on behalf of advertisers. These proprietary platforms could limit our access to their data as a result of technological changes or changes to their access terms. Moreover, many of our contracts with these proprietary platforms allow the platform to terminate their agreements with us without cause and subject to short notice periods. Any such terminations would significantly limit our ability to access data that is necessary for the measurement of our advertiser customers’ respective campaigns within the relevant proprietary platforms. There can be no assurance that such proprietary platforms will not limit or terminate our access to their data in the future, whether for competitive or other reasons. Moreover, as display, video, CTV, mobile, gaming, and desktop viewing continue to proliferate, gaining and maintaining cost-effective access to display, video, CTV, mobile, gaming and desktop data is already and will continue to become increasingly critical, and we could face difficulty in accessing or maintaining data relating to those platforms.
If we are unable to maintain our access to these proprietary platforms, establish access with new platforms, or otherwise acquire or access data that we need for research or measurement purposes effectively and efficiently, or if the cost of data acquisition increases, we may be unable to provide certain digital or cross-platform analytics and our business, financial condition and results of operations could be materially and adversely affected.
We rely on integrations with advertising platforms, DSPs, proprietary platforms and ad servers, over which we exercise little control.
Our business depends on our ability to integrate our solutions with a variety of third-party advertising platforms, DSPs, proprietary platforms and ad services. We have formed partnerships with these platforms to integrate our technology with their software and product offerings, allowing our customers to utilize our solutions wherever they purchase or place an ad. We rely on integration with Google in order to provide automated tag wrapping functionalities. Google may deploy code, adjust its terms, or change operations that may impact joint solutions and combined functionality, which would have a significant effect on our ability to offer our products. Some of these integration partners have significant market share in the segment in which they operate. To date, we have relied on written contracts to govern our relationships with these partners. However, certain providers may choose to terminate these contracts without cause and with short notice periods. Many of these agreements are short term, and there can be no assurances that such providers will agree to renew their agreements with us. Moreover, such providers may choose to stop integrating with our solutions and may unilaterally stop providing us with data necessary to our business if they acquire a competitor which provides services similar to ours or if they begin to deliver services similar to ours on their own. For example, regarding our data measurements services, a provider such as YouTube has established a formal measurement program through which participants need to be approved by Google in order to participate. YouTube could adversely impact our operations in the future by limiting our data access from their platform altogether, restricting access to data to only a select few vendors or taking away our certification within its measurement program. We cannot assure you that (i) our existing integration partners will continue to, or that potential new integration partners will agree to, integrate our solutions, (ii) our customers will continue to use our solutions available on these digital media platforms, or (iii) our integration partners will not develop and market products that compete with us in the future. Such integrations may not be replaceable, and so loss of any such integrations could materially impact our business and our results of operations and we may lose customers. For the years ended December 31, 2024, 2023 and 2022, 46%, 47% and 47%, respectively, of our total revenue from customers was facilitated by our partnerships with DSPs, of which the largest DSP partnership accounted for 18%, 21% and 22% of our total revenue from customers for the years ended December 31, 2024, 2023, and 2022, respectively.

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
Additionally, some of our partners are subject to regulatory actions. The U.S. federal and state governments as well as the E.U. and other foreign governments and regulatory agencies have initiated lawsuits and investigations against Google and Meta related to certain alleged anticompetitive business practices and conduct in the digital advertising and social media industries and we cannot be certain as to how such lawsuits and investigations might affect Google or Meta or otherwise affect the digital advertising industry. Further, former President Biden signed a bill to force a sale of Tiktok or institute a ban on the app in the U.S., which while temporarily delayed by President Trump, could affect the digital advertising industry if implemented. If our partners change their business as a result of these laws, lawsuits or investigations, or are separated into separate companies, it could have a material effect on our ability to gather data and there can be no assurance that all of the separated companies will continue to be our partner, each of which could materially affect our business, results of operations, and revenues. In addition, from time to time, we have been subject to government investigations in various jurisdictions. There can be no assurance that we will not suffer material adverse effects in the future as a result of these investigations.
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
We compete with established verification and measurement companies such as DoubleVerify, and point solution (e.g., fraud) providers such as Human, Inc. For example, we faced competition to acquire new accounts that were previously serviced by Oracle following Oracle's departure from the market. These competitors may be able to, among other things, provide accurate and reliable data insights on brand suitability and existence of ad fraud, innovate, and adapt product offerings to emerging digital media technologies, offer solutions that meet changing customer needs, negotiate more favorable revenue share agreements with DSPs, offer solutions at lower costs, and otherwise execute on their growth strategies more effectively than we can.
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
If a competitor such as DoubleVerify were to be acquired by, or enter into a strategic relationship with, one of the larger proprietary platforms, the proprietary platforms that we rely upon to provide our services may limit our access to their platforms, refuse to integrate our products or, regarding our data measurements services, a provider such as YouTube could materially impact our operations by limiting our data access from their platform altogether. Relatedly, if the larger proprietary platforms that we rely upon for significant portions of our business, such as YouTube, were to develop and begin providing services similar to ours in-house, they may terminate our contracts and restrict our access to their data, refuse to allow us to integrate with their products, and generally adversely affect our operations, revenues, and ability to conduct our operations. As of December 31, 2024, we had contracts with DSPs and proprietary platforms that would individually or in the aggregate materially affect our revenue and results of operations if the contracts were terminated.
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
While our historical operations have been focused in the U.S., we are currently investing in developing our business in Latin America, EMEA and APAC regions in order to increase our customer base, infrastructure, offices, and employee count, among other things. Our current or future international expansion may expose us to additional risks, including:
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
We experience fluctuations in our results of operations, which make our future results of operations difficult to predict or could cause our results of operations to fall below analysts’ and investors’ expectations.
Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations have impacted our performance, and in instances, have resulted in our performance falling below the expectations of analysts and investors, and adversely affected the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include the following:

•maintaining or achieving new industry accreditations, including accreditations from the MRC;

•budget cuts and delays in digital media spending for our clients;
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
Based upon the factors above and other factors that are also beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. If we fail to meet or exceed operating results expectations of analysts and investors or if analysts and investors have estimates and forecasts of our future performance that are unrealistic or that we do not meet, the market price of our common stock could decline. In addition, if one or more of the analysts who cover us adversely change their recommendation regarding our common stock, the market price of our common stock could decline.

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

Our future success depends in part on our ability to expand into new channels.
We deliver our solutions through various digital media channels, including display, video, social, CTV, mobile, and desktop. From time to time, we decide to broaden the spectrum of our channels further, into emerging media such as audio, retail media and gaming, if we believe that doing so would significantly increase the value we can offer to customers. We believe a broader platform delivering our solutions through complementary channels can enhance our value proposition for existing and prospective customers. However, any future attempts to enter new channels, such as CTV, may not be successful and could have a significant impact on our results of operations, revenues, and future offerings.
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
Our sales and marketing efforts require significant investments and, in certain cases, involve long sales cycles, which can result in significant time between initial contact with a prospect and execution of a customer contract, making it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.
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
We explore, on an ongoing basis, potential acquisitions of companies or technologies, strategic investments, or alliances to strengthen our business. In particular, we may encounter difficulties integrating the business, technologies, products, personnel or operations of an acquired company. For example, Publica and Context, our two most recent acquisitions, required additional resources and planning to integrate due to their specialized technologies and expansion opportunities.
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
We have a relatively short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including with respect to our ability to plan for and model future growth. The slowdown in our volume growth may continue or we may not be able to maintain our current revenue levels. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to manage our business, are incorrect or change in response to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and our stock price could decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
As a relatively new and evolving market, our ability to sustain our business is constrained by the level of acceptance and expansion of digital advertising verification solutions, as well as the continued use and growth of existing solutions. In 2024, we generated 86% of our revenue from advertiser customers that purchase our services to measure the quality and performance of ads purchased through programmatic platforms and directly from publishers and proprietary platforms to evaluate the quality of ad inventories before they are purchased. Our ability to sell these solutions on attractive pricing and other terms continues to be a central source of revenue for us for the foreseeable future. Our growth depends on us capitalizing on the market opportunity to provide measurement of ad effectiveness and efficiency to brands and help customers understand marketing performance, however our estimate of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate. If the market for ad measurement and effectiveness solutions deteriorates or develops more slowly or differently than we or others expect, demand for our solutions could be lower than expected, and our business, growth prospects, and financial condition would be adversely affected. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all and we may not be able to bring in sufficient amounts of new customers to keep pace with market growth.

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

As of December 31, 2024, we processed a significant number of daily web transactions through our platform that we leverage to train our AI and ML models. Sustained or repeated system failures of our software or hardware infrastructures (such as massive and sustained data center outages) or of the software or hardware infrastructures of our third-party providers, which inhibit our ability to provide our solutions in a timely manner or cause performance issues with our platform, could significantly reduce the attractiveness of our offering to our customers, reduce our revenue or otherwise negatively impact our financial situation, impair our reputation, undermine trust in our brand, and subject us to significant liability. Specifically, there is significant risk that our proprietary platform partners may cause data delays or misplace data, which impacts our ability to deliver our products and services.

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
Our systems are vulnerable to damage from a variety of sources, some of which are outside of our control, including network and telecommunications failures, natural disasters, terrorism, war and other geopolitical conflicts, power outages, which may be enhanced by the increased demand on energy sources resulting from the operation of AI data centers globally, and specifically for us, our data centers, a variety of other possible outages affecting data centers, and malicious human acts, including hacking, computer viruses, malware, and other security breaches. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate some of these techniques or to implement adequate preventive measures.

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
Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself and from outside factors. Errors, failures, vulnerabilities, or bugs have been found in the past, and may be found in the future. We also rely on third-party integrations with proprietary platforms, DSPs, ad servers, publishers/websites for our products, and services to perform properly. Additionally, our platform is often used in connection with our customers’ respective technology platforms utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, data delays, errors during upgrades or patches, errors due to manual data entry or processes, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more cloud environments. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our platform down completely, others only partially, but a disrupting event could result in prolonged downtime of our operations. Partial failures, which we have experienced in the past, could result in the misapplication of exclusion and inclusion lists to campaigns or a manual error in keyword lists, resulting in mis-delivery of ads, which includes ads being viewed in a context the customer did not want them to be displayed or blocking the ads from being placed where the client intends, in each case resulting in unanticipated financial obligations or impact.
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
Our products and services involve the collection, transmission, and storage of significant amounts of data from buy-side and sell-side customers, third-party publishers (e.g., websites, social media and mobile applications), DSP partners, proprietary platforms and third-party data providers, a large volume of which is hosted by third-party service providers. Our services and data could be exposed to unauthorized access due to activities that breach or undermine security measures, including: negligence or malfeasance by internal or external actors; attempts by outside parties to fraudulently induce employees, customers, or vendors to disclose sensitive information in order to gain access to our data; or errors or vulnerabilities in our systems, products or processes or in those of our third-party data providers, customers, and vendors. From time-to-time, we have experienced, and expect to continue to experience, cyberattacks of varying degrees and other attempts to obtain unauthorized access to our systems, including phishing attacks to employee mailboxes and devices. We have dedicated, and expect to continue to have to dedicate, resources toward security protections primarily through our technology and cybersecurity program that are designed to prepare for information security risks, however, no protective measures can provide absolute security. Further, we expect that the deployment of techniques to circumvent our security measures will continue to increase in frequency and sophistication and may not be recognized until launched against a target. In addition, the rapid evolution and increased adoption of AI may intensify our cybersecurity risks as the techniques used to obtain unauthorized access to data increasingly leverage sophisticated AI technologies, which increase unpredictability impacting our ability to implement adequate preventative measures. Similarly, our AI and ML technologies may be more susceptible of cyberattacks as attack vectors become more sophisticated. Accordingly, we may be unable to anticipate or detect these techniques and to implement adequate preventative measures and we cannot be certain that we will be able to prevent vulnerabilities in our solutions or address vulnerabilities that we may become aware of in the future.
Finally, any incident response processes could, among other issues, fail to be adequate or accurately assess the incident severity, not proceed quickly enough, or fail to sufficiently remediate an incident. A breach of our security and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions that is expected to provide protection against certain potential losses arising from a cybersecurity incident will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim related to such breach. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, and operating results.
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
We rely upon a combination of trade secrets, confidentiality agreements, non-disclosure agreements, assignment of invention agreements, and additional contractual restrictions on disclosure and use as well as trademark, copyright, patent and other intellectual property laws to establish and protect our proprietary rights. These laws, agreements, procedures, and restrictions provide only limited protection. We currently have Channel Science, IAS, IAS (logo), Integral Ad Science, Quality Attention, Quality Impressions, Total Visibility, Total Media Quality, IAS Pulse and IAS Signal, among others, and variants and other marks registered as trademarks or pending registration in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered our copyrights. We have registered numerous internet domain names in the U.S. and certain foreign countries related to our business.

We endeavor to enter into agreements with our employees and contractors in order to limit access to and disclosure of our proprietary information, as well as to assign all intellectual property rights developed for us. However, we may not execute agreements with every party who has access to our confidential information or contributes to the development of our intellectual property and a counterparty to such agreements may not comply herewith. Accordingly, we may become subject to disputes with such individuals regarding the ownership of intellectual property that we consider to be ours. Protecting our intellectual property is a challenge, especially after our employees or our contractors end their relationships with us, and, in some cases, decide to work for our competitors. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our products and services, and strictly prohibit reverse engineering. However, reverse engineering our software and data or the theft or misuse of our proprietary information could still occur by employees or other third parties who have access to our technology. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without our knowledge or adequate remedies. On April 23, 2024, the U.S. Federal Trade Commission (“FTC”) published a final rule that prohibits post-employment non-compete clauses in agreements between employers and their employees except for existing agreements with senior executives who are paid over a threshold salary amount and are involved in policy decisions for the company. Legal challenges to the FTC’s rule-making authority were successful at the trial court level and the rule did not become effective on September 4, 2024 as originally contemplated. The FTC has appealed to the Fifth Circuit Court of Appeals and a decision is expected sometime in 2025. If the trial court’s decision is reversed and the FTC’s rule is upheld, we would be unable to prevent our current employees and other personnel formerly employed by us from competing with us, potentially resulting in the loss of some of our business.
Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap private and, have not patented the majority of our proprietary technology. As a result, we cannot look to patent enforcement rights to protect much of our proprietary technology. However, as of December 31, 2024, we had 65 issued patents on our proprietary technology, 3 allowed patent applications, and 32 pending patent applications, all in the U.S. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining and maintaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. However, effective protection of our intellectual property rights may require additional filings and applications in the future. Pending and future applications may not be approved, and any of our existing or future patents, trademarks or other intellectual property rights may not provide sufficient protection for our business as currently conducted or may be challenged by others or invalidated through administrative process or litigation. Additionally, patent rights in the U.S. have switched from the former “first-to-invent” system to a “first-to-file” system, which may favor larger competitors that have the resources to timely file more patent applications. Furthermore, our existing patents and any patents issued in the future may give rise to ownership claims or to claims for the payment of additional remuneration of fair price by persons having participated in the creation of the inventions.
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
Information relating to individuals and their devices (sometimes called “personal information” or “personal data”) is regulated under a wide variety of local, state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries), and other processing of such data. We typically collect and store IP addresses, which are considered personal data or personal information in some jurisdictions or otherwise are the subject of regulation.
The State of California adopted a law broadly regulating businesses’ processing of personal information, the CCPA, which went into effect January 1, 2020. The CCPA’s definition of “personal information” is broad enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses) and individuals’ location data, if there is potential that individuals can be identified by such data. The CCPA established a privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in the State of California (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information (interpreted by some to include common advertising practices), and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility to a consumer to recover statutory damages for certain violations and could open the door more broadly to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope.
The CPRA, which became effective on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022), significantly modified and expanded the CCPA. The CPRA requires covered companies to, among other things, provide new disclosures to California consumers, businesses and employees, and creates a private right of action and additional consumer rights, including the right to correct inaccurate personal information and the right to limit use and disclosure of sensitive personal information. The CPRA also established a new government agency, the California Privacy Protection Agency, which has broad rulemaking authority to issue regulations. Similar comprehensive privacy laws have been enacted in at least 19 additional states, including eight more which took effect in 2023 or 2024 and the remainder taking effect in 2025 or 2026, which may require us to further modify certain of our information practices and subject us to additional compliance costs and expenses.
Given the novelty of these laws and the relative lack of regulatory guidance under the CPRA, and similar laws in other jurisdictions, it is not fully known how these state privacy laws will be interpreted and enforced.
Laws governing the processing of personal data in Europe (including the E.U. and European Economic Area (“EEA”), and the countries of Iceland, Liechtenstein, and Norway), including GDPR, also continue to impact us. Like the CCPA, the GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. The digital advertising industry has collaborated to create the Transparency and Control Framework, a user-facing framework ("TCF"), for establishing and managing legal bases under the GDPR and other E.U. privacy laws including ePrivacy (discussed below). Although the TCF is actively in use, its viability as a compliance mechanism is under attack by the Belgian Data Protection Authority ("DPA") and others, and we cannot predict its effectiveness over the long term. In February 2022, the Belgium DPA issued an order against IAB Europe, the administrator and developer of the TCF, that imposes specific remedies on IAB Europe and its operations of TCF and that IAB Europe quickly appealed to the Market Court (Court of Appeal of Brussels). Acting on a referral by the Market Court, the Court of Justice of the European Union ruled in March 2024 that the TCF string (the real-time bidding data packet that signals whether someone has given consent for targeting or analytics) could be considered personal data if certain circumstances are met and that IAB Europe could be considered a joint controller of such personal data. Now, the industry awaits additional rulings from the Market Court on the validity of the TCF. Further, other European regulators have questioned its viability and activists have filed complaints with regulators of alleged non-compliance by specific companies that employ the framework. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the GDPR’s requirements requires significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business. These existing and proposed laws, regulations, and industry standards can be costly to comply with and can delay or impede the development of new solutions, result in negative publicity and reputational harm, increase our operating costs, require significant management time and attention, increase our risk of non-compliance, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

Data processing in the U.K. is governed by a U.K. version of the GDPR (combining the GDPR and the U.K.’s Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. In recent years, the U.K. government has actively considered revisions to its data privacy laws diverging from the GDPR and is widely expected to do the same in 2025. With respect to transfers of personal data from the EEA to the U.K., the European Commission has published a decision finding that the U.K. ensures an adequate level of data protection, although such decision is subject to renewal and may be revised or revoked in the interim, particularly if the U.K. were to substantially alter its privacy laws, resulting in uncertainty and the potential for increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the U.K. and EEA. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.

These laws and regulations are evolving, including with respect to the development and use of AI and ML technologies, and may result in increased obligations and regulatory and public scrutiny and escalating levels of enforcement and sanctions.

Multiple jurisdictions are taking a heightened interest in AI and ML, which we and our channels make use of. There has been a recent wave of policy and regulatory responses from various governments rolling out action plans for risk mitigation to legislation being introduced to generally oversee the use of AI and ML. For example, the European Union's Artificial Intelligence Act, a regulation establishing a comprehensive, risk-based governance framework for AI in the E.U. market, entered into force August 1, 2024, with various obligations taking effect between 2025 and 2027. The regulation is intended to apply to companies that develop, use and/or provide AI in the E.U. and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy. Meanwhile in the U.S., Colorado enacted the nation’s first comprehensive law regulating AI systems on May 17, 2024. Set to take effect, February 1, 2026, the Colorado Artificial Intelligence Act focuses on AI systems tasked with making “consequential decisions” such as those relating to housing and healthcare but imposes some obligations on any consumer-facing AI system. More states may enact similar yet conflicting laws in the coming years, establishing patchwork of different compliance objectives throughout the country.

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
In particular, as explained in more detail elsewhere in this Annual Report, the GDPR imposes substantial compliance obligations and increases the risks associated with collection and processing of personal data and proposed regulation in the E.U. is expected to impose compliance obligations and increases the risks associated with the development, use and deployment of AI and ML. In some cases, our customers and partners operating in non-U.S. markets may impose additional requirements on our non-U.S. business in efforts to comply with their interpretation of their own or our legal obligations. These requirements may differ significantly from the requirements applicable to our business in the U.S. and may require engineering, infrastructure and other costly resources to accommodate, and may result in decreased operational efficiencies and performance.
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
We cannot predict the future of the regulatory landscape regarding the protection of personal information. U.S. (state, federal and local) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. There are numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure, retention, and protection of personal information and other content, the scope of which is rapidly changing, subject to differing interpretations and may be inconsistent among countries and states, or conflict with other rules. For example, in the U.S., a federal privacy law is the subject of active discussion and several bills have been introduced. Additionally, industry groups in the U.S. and their international counterparts have self-regulatory guidelines that are subject to periodic updates to which we have agreed to adhere. High profile incidents involving breaches of personal information or misuse of consumer information may increase the likelihood of new U.S. federal, state, or international laws or regulations in addition to those set out above, and such laws and regulations may be inconsistent across jurisdictions. With the proliferation of these regulations, both here in the U.S. and internationally, there can be no assurances that we will maintain full compliance. Any features implemented with the intention of enabling our customers to better protect end consumer privacy may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns may inhibit use of our platform. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by these groups’ policies and actions may limit the use and adoption of our platform and reduce overall demand for it, or lead to significant fines, penalties, or liabilities for any noncompliance or loss of any such action. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security. Any such breaches of personal information could result in government investigations, enforcement actions, trigger audits by customers, significant remediation costs, lawsuits and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, any of which could seriously harm our reputation and brand and impair our ability to attract and retain customers or compete effectively in our industry. While our contracts and technical specifications with customers, data providers, vendors, DSPs, and proprietary platforms prohibit importing or otherwise providing IAS with information that would allow us to directly identify individuals, if one or more of these parties provided such information in violation of our policies and our systems are breached, we could be subject to contractual breach and indemnification claims from other parties.
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
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate entity structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. For example, many of the jurisdictions in which we conduct business have detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles. Contemporaneous documentation must exist to support this pricing. The tax authorities in these jurisdictions could challenge whether our related party transfer pricing policies are at arm’s length and, as a consequence, challenge our tax treatment of corresponding expenses and income. International transfer pricing is an area of taxation that depends heavily on the underlying facts and circumstances and generally involves a significant degree of judgment. If any of these tax authorities were successful in challenging our transfer pricing policies, we may be liable for additional corporate income tax, penalties, fines, and interest related thereto, which may have a significant impact on our effective tax rate, results of operations, and future cash flows.
Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material and adverse effect on our business, financial condition or results of operations. Changes in tax laws, such as tax reform in the U.S. or changes in tax laws resulting from the Organization for Economic Co-operation and Development’s multi-jurisdictional plan of action to address “base erosion and profit shifting,” could impact our effective tax rate. With numerous provisions of the Tax Cuts and Jobs Act set to expire in 2025 and beyond, we expect that consideration of legislation related to tax laws is likely in coming quarters, but the likelihood of any proposed changes to the tax law being enacted or implemented is unclear, and we are currently unable to predict whether such changes will occur. We continue to monitor the impact of the Inflation Reduction Act of 2022, related regulatory developments to evaluate their potential impact on our business, tax rate and financial results. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material and adverse effect on our business, financial condition, or results of operations.

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
Our overall effective tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefit are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction might not be usable to offset profits in other jurisdictions, which may cause an increase in our effective tax rate. Changes in statutory tax rates and laws, as well as audits by domestic and international authorities, could affect the amount of income taxes and other taxes paid by us. Changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate.
Risks Related to Being a Public Company
If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting.In connection with the preparation of our consolidated financial statements for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting that have since been remediated. However, we cannot assure that the measures we have taken will be sufficient to avoid additional material weaknesses in future periods and that we will not identify other material weaknesses in the future.

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
Our success and our ability to maintain and grow our product portfolio depends in part on our ability to identify, attract, integrate, and retain highly skilled technical, managerial, sales, and other personnel, including top technical talent from the industry. We face intense competition for qualified individuals from numerous other companies, including other companies in the digital ad ecosystem, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement with some of these characteristics may be more appealing to high-quality candidates. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Failure to attract sufficiently skilled personnel will have a materially adverse effect on our growth plans. We may face challenges in attracting, integrating, and retaining employees. If we are unable to attract, integrate, and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.
Risks Relating to Our Indebtedness
Our existing indebtedness could adversely affect our business and growth prospects.
On September 29, 2021, Integral Ad Science, Inc., as borrower (the “Borrower”) and Kavacha Holdings, Inc., as a guarantor (“Holdings”), each a wholly owned domestic subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and PNC Bank, National Association, as administrative agent.
As of December 31, 2024, we had total current and long-term indebtedness of $35.0 million under our Revolver. All obligations under the Credit Agreement are secured by substantially all of the assets of (i) Borrower and (ii) the material domestic subsidiaries of Holdings and Borrower, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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
You should read the discussion under Note 9, "Long-term debt" to the consolidated financial statements included elsewhere in this Annual Report for more detailed information regarding about these covenants.
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
As of December 31, 2024, funds affiliated with Vista Equity Partners ("Vista") beneficially owned approximately 40% of our common stock. For so long as Vista continues to own a significant portion of our common stock, Vista will be able to significantly influence the composition of our Board and corporate actions requiring shareholder approval. Our bylaws provide that Vista has the right to designate the Chair of the Board for so long as Vista beneficially owns at least 35% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. In addition, Vista has significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Vista continues to own a significant percentage of our stock, Vista will be able to cause or prevent a change of control of us or a change in the composition of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

Vista and its affiliates engage in a broad spectrum of activities, including investments in the information and business services industry generally. In the ordinary course of their business activities, Vista and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of Vista, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Vista also may pursue business opportunities that may be complementary to our business, and, as a result, those business opportunities may not be available to us. In addition, Vista may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
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
In addition to Vista’s beneficial ownership of 40% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”), contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:
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
• providing that, at any time when Vista beneficially owns, in the aggregate, less than 40% in voting power of the stock entitled to vote generally in the election of directors, and so long as the Board is classified, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon;
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
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders and the federal district courts of the U.S. as the exclusive forum for litigation arising under the Securities Act of 1933, as amended (the "Securities Act"), which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or shareholders to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum and to the fullest extent permitted by law, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our shareholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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
We believe our corporate culture has been a key element of our success. However, various factors, including operating in multiple jurisdictions, reductions in workforce, and remote work and operations, may make it difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and could compromise our ability to maintain our infrastructure and platform, the quality of our customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, financial condition, and results of operations could be harmed.
Our business is subject to the risks of earthquakes, fires, floods, public health crises and other natural catastrophic events and to interruption by man-made problems such as terrorism, geopolitical conflicts, computer viruses or social disruption impacting advertising spending.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, public health crises, epidemics, pandemics, other acts of nature, power losses, telecommunications failures, terrorist or criminal acts or attacks, social issues, protests, discontent, and disruption that affect advertising spending or the ability for publishers to monetize inventory, vandalism, sabotage, acts of war, human errors, break-ins, cyber-attacks or failures, or similar events. A significant natural disaster, such as an earthquake, fire, or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Additionally, our business and revenues could be affected by social issues, protests or disruptions. If there is public disapproval or boycotting of a specific platform, such as Meta or other proprietary platforms, our ability to measure and optimize ad placements or to forecast usage may be impacted based on unforeseen trends or events. In addition, acts of terrorism and geopolitical conflicts could cause disruptions in our business or the economy as a whole. Our cloud partners, including AWS, may also be vulnerable to computer viruses, break-ins, cyber-attacks, such as coordinated denial-of-service attacks or ransomware, or other failures, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. There can be no assurance that we will not suffer from business interruption, or unavailability or loss of data, as a result of any such events. In addition, the rapid evolution and increased adoption of AI technologies amplifies these concerns. As we rely heavily on our servers, computer, and communications systems and the internet to conduct our business and provide high quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased expenses, and/or have an adverse effect on our reputation and the reputation of our products and services, any of which would adversely affect our operating results and financial condition.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations from investors, lenders, customers, government regulators and other stakeholders, including with respect to environmental, social and governance matters, that may impose additional costs on us and/or expose us to additional risks.
We are subject to changing rules and regulations relating to corporate governance and public disclosure promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Global Select Market (the "Nasdaq"), the E.U., its Member States and other countries. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in recent years, making compliance more difficult and uncertain.
In addition, a significant number of regulators, customers, investors, employees and other stakeholders continue to focus on environmental, social and governance ("ESG") matters and related disclosures, sometimes with conflicting expectations. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and subject to evolving reporting standards, including the SEC’s currently stayed climate-related reporting requirements, and similar proposals by other international regulatory bodies.
In addition, we could be criticized by ESG detractors for the scope or nature of our ESG initiatives and goals or for any revisions to these goals. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment or investigations) or consumers (such as boycotts or negative publicity campaigns) targeting us that could adversely affect our reputation, business, financial performance and results of operations.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
We maintain a comprehensive technology and cybersecurity program designed to ensure our systems are effective and prepared for information security risks. Our program includes regular oversight of our systems for security monitoring for internal and external threats to maintain the confidentiality and integrity of our information assets. We have a formal, risk-based and enterprise-wide risk assessment program, which incorporates the assessment of security risk exposures, including cybersecurity risks.
Security starts for our system at the edge of the network. We then build security deeper into the system resulting in interlocking layers designed to strengthen each other. Our information security management system is based on industry-leading frameworks including International Organization Standardization (ISO) 27001, evidenced by our ISO 27001 certification and other audited activities. The ISO 27001 and additional frameworks specify the requirements for establishing, implementing, operating, monitoring, reviewing, maintaining and improving a documented Information Security Management System within the context of the organization’s overall business risks. It specifies the requirements for the implementation of security controls customized to the needs of individual organizations and addresses confidentiality, access control, vulnerability, business continuity, and risk assessment.
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
Policies and processes are also in place for the review and identification of risks from cybersecurity threats associated with third-party service providers and vendors. Cybersecurity reviews are required prior to initiating any engagements with third-party service providers and vendors who receive access to IAS systems and infrastructure.

Additionally, recurring annual audits of such critical third-party service providers and vendors are completed by our Information Security team.
Certain of our data processing equipment is housed in third-party commercial data centers or on servers owned and operated by cloud-based service providers. We generally enter into service level agreements with these parties that include provisions for the implementation and operation of effective security controls at the third-party organizations. We have experienced, and may in the future experience, whether directly or through our third party providers, cybersecurity incidents. While risks from cybersecurity threats, including prior incidents, have not had a material impact on us, future incidents could have a material impact on our business strategy, results of operations, and financial condition. For additional information about our cybersecurity risks, please refer to “Risks Related to Intellectual Property and Technology” in Item 1A, “Risk Factors.”
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

Item 3. Legal Proceedings
From time to time, we have been and are involved in various legal proceedings and claims. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any legal proceeding that, if determined adversely to us, would individually or in the aggregate, have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 4. Mine Safety Disclosures
None.

Part II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Common Stock

Our common stock, $0.001 par value per share, trades on the Nasdaq under the symbol “IAS”.

Holders of Record

As of February 21, 2025, there were 14 holders of record of our common stock. This figure does not include a greater number of beneficial holders of our common stock whose shares are held by clearing houses, banks, brokers and other financial institutions.

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

Stock Performance Graph

The following performance graph and related information shall not be deemed to be "soliciting material" or “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

The following graph and related information shows a comparison of the cumulative total return for our common stock, Standard & Poor’s 500 Index ("S&P 500 Index"), Standard & Poor's U.S. Small Cap Growth Media & Entertainment Index ("S&P Media & Entertainment Index"), and the Nasdaq Composite Index ("Nasdaq Composite") between July 2, 2021 (the date our common stock commenced trading on the Nasdaq) through December 31, 2024.

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
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
07/02/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
IAS
S&P 500 Index
S&P Media & Entertainment Index
Nasdaq Composite

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

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
Overview
We are a leading global media measurement and optimization platform. Through our cloud-based technology platform and the actionable insights it provides, we deliver independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, video and emerging media like audio and gaming. Our proprietary and Media Rating Council (the “MRC”) accredited Quality Impression® metric is designed to verify that digital ads are served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography.
Without an independent evaluation of digital advertising quality, brands and their agencies previously relied on a wide range of publishers and ad platforms to self-report and measure the effectiveness of campaigns without a global benchmark or holistic reporting platform to understand success. We are an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. We help advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.
As a leading global media measurement and optimization platform, we are deeply integrated with all the major advertising and technology platforms including Meta, Instagram, Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, Reddit, The Trade Desk, X (formerly known as Twitter), and Yahoo. Our platform leverages customized, internally developed artificial intelligence (AI) and machine learning (ML) technologies to process over 280 billion digital interactions daily, on average, as of December 31, 2024. With this vast wealth of data, we provide actionable insights through our intuitive reporting tool, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality.
Our pre-bid optimization and post-bid measurement and blocking solutions enable advertisers to measure campaign performance and value across viewability & attention, ad fraud prevention, brand safety and suitability, MFA, and contextual targeting for ads across platforms and environments like desktop, mobile in-app, social, and CTV platforms. Our pre-bid solution is directly integrated with DSPs to help optimize return on ad spend (“ROAS”) by directing budget to the best available inventory. Our contextual ability is enabled through our deep integrations with all major DSPs. In addition, our targeting and pre-bid solutions extend to the social platforms. Additionally, our Total Visibility® offering provides marketers with actionable insights to optimize their campaign spend and drive higher yield by focusing on the most efficient and cost-effective pathways. Our solutions help hundreds of publishers globally deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted.

Macroeconomic and Geopolitical Conditions
Current adverse macroeconomic and geopolitical conditions, currency fluctuations, higher inflation, changes to fiscal and monetary policy, including uncertainty around increased tariffs and trade restrictions, fluctuations in the financial markets and geopolitical instability may adversely affect our results. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. In that regard, over the last few years, we incurred foreign exchange gains and losses resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the

U.S. dollar. Although the Federal Reserve decreased the federal funds rate in 2024, the rate continues to be elevated, and the Federal Reserved has announced less cuts than expected in 2025. If economic conditions deteriorate, there can be no assurance that the rate will decrease or that it will not be increased in 2025 or beyond.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns, recessions or unstable market conditions are difficult to predict and could cause advertisers to decrease their advertising budgets, which in turn reduces spend through our platform.

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

Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Innovate and Develop New Products for Key High-Growth Segments
•Optimization. We aim to deliver greater performance on programmatic ad buying via innovative solutions including, contextual targeting and brand safety and suitability. These solutions include traditional open-web media buying and select retail-media platforms.

•Social. We aim to develop deeper integrations with social platforms, also known as Walled Gardens, including video-based brand safety and suitability, to deliver continued transparency and actionability to our customers through both measurement and optimization solutions.

•CTV. We continue to advance our CTV-specific solutions to meet the evolving needs of advertisers and publishers in this high-growth segment. For advertisers, IAS aims to deliver transparency, brand safety, and performance-driven insights, including industry-first MRC accreditations for viewability and invalid traffic detection in CTV. For publishers, our Publica by IAS CTV Ad Server is designed for streaming platforms to maximize yield and deliver seamless, high-quality ad experiences. Together, these solutions aim to drive trust and efficiency across the CTV ecosystem.

•Adjacent Product Expansion. We plan to expand our platforms and integrations to address new media protection and performance needs for our clients.
Increase Sales Within Our Existing Customer Base
We aim to increase the use of our products among existing customers across more campaigns and impressions. Given our comprehensive product portfolio, we believe we can cross-sell additional or new solutions to our existing customers in order to better provide end-to-end coverage to more clients from pre-bid protection and targeting to post-bid verification, fraud prevention, safety, suitability, and other media quality reporting.

Acquire New Customers and Increase Market Share
Our ability to acquire new customers and increase our market share is dependent upon a number of factors, including the effectiveness of our solutions, marketing and sales to drive new business prospects and execution, client digital marketing investment adoption, new products and feature offerings, global reach and the growth of the market for digital ad verification. In 2024, we invested resources to pursue new accounts that were previously serviced by Oracle who announced their exit from the advertising business.

Expand Customer Base Internationally
Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in a 13% growth in international revenue year-over-year. We believe that Latin America, EMEA and APAC regions may represent substantial growth opportunities, and we are continually investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and expand our international operations in other established markets such as China, Australia and Japan and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.

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
The following table sets forth our key performance indicators for the periods set forth below:

	Year Ended December 31,
	2024	2023	2022
Net revenue retention of advertising customers (%) (as of the end of the period)	107%	116%	118%
Total number of large advertising customers (as of the end of the period)	237	222	199
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

Our net revenue retention of advertising customers decreased to 107% for the year ended December 31, 2024, from 116% for the year ended December 31, 2023, primarily due to lower advertising growth during the trailing-twelve-month period of 10% in 2024 compared to 19% revenue growth in 2023.

Total number of large advertising customers
Historically our revenue has been primarily driven by a large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased to 237 as of December 31, 2024, from 222 as of December 31, 2023. Revenue from large advertising customers represented 85% of our total advertising revenue (measurement and optimization revenue) for the year ended December 31, 2024, 87% for the year ended December 31, 2023, and 84% for the year ended December 31, 2022. As macroeconomic conditions remain uncertain with inflation, changes to fiscal and monetary policy, and currency fluctuations, there is no guarantee that we will continue to see an increase of large advertising customers.

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
General and administrative. General and administrative expenses consist of personnel costs, including salaries, bonuses, equity-based compensation, and employee benefits costs for our executive, finance, legal, human resources, information technology, and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services, and allocated facilities costs.
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
Interest expense, net
Interest expense, net. Interest expense consists primarily of interest payments on our outstanding borrowings under our Credit Agreement (as defined below under "Liquidity and Capital Resources"), commitment fees on the undrawn portion of the revolver and amortization of related debt issuance costs, net of interest income.
(Provision) benefit for income taxes
(Provision) benefit for income taxes. The income tax provision resulted from pre-tax book income multiplied by statutory tax rate, increased by non-deductible expenses relating to stock-based compensation, unfavorable change in state tax rates, valuation allowance and offset by R&D and other tax credits.

Results of Operations
The following table sets forth our results of operations for the periods presented. For a comparison of our results of operations and cash flows for the year ended December 31, 2023 to the year ended December 31, 2022, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2024.
The following table sets forth our consolidated statement of operations for the periods indicated:

(in thousands, except percentages)	Years Ended December 31,
	2024	2023	2022
Revenue	$530,101	$474,369	$408,348
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	113,960	99,352	75,755
Sales and marketing	122,294	117,989	106,286
Technology and development	69,851	72,906	76,351
General and administrative	95,717	111,634	79,654
Depreciation and amortization	63,966	54,966	50,396
Foreign exchange loss, net	3,927	430	4,749
Total operating expenses	469,715	457,277	393,191
Operating income	60,386	17,092	15,157
Interest expense, net	(5,358)	(12,236)	(9,053)
Employee retention tax credit	—	—	6,981
Net income before income taxes	55,028	4,856	13,085
(Provision) benefit for income taxes	(17,233)	2,382	2,288
Net income	$37,795	$7,238	$15,373
Net income margin	7%	2%	4%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	21%	21%	19%
Sales and marketing	23%	25%	26%
Technology and development	13%	15%	19%
General and administrative	18%	24%	20%
Depreciation and amortization	12%	12%	12%
Foreign exchange loss, net	1%	—%	1%
Total operating expenses	89%	96%	96%
Operating income	11%	4%	4%
Interest expense, net	(1)%	(3)%	(2)%
Employee retention tax credit	—%	—%	2%
Net income before income taxes	10%	1%	3%
(Provision) benefit for income taxes	(3)%	1%	1%
Net income	7%	2%	4%

Comparison of the Year Ended December 31, 2024 and 2023

(in thousands, except percentages)	Year Ended December 31,
	2024	2023	$ change	% change
Revenue	$530,101	$474,369	$55,732	12%
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	113,960	99,352	14,608	15%
Sales and marketing	122,294	117,989	4,305	4%
Technology and development	69,851	72,906	(3,055)	(4)%
General and administrative	95,717	111,634	(15,917)	(14)%
Depreciation and amortization	63,966	54,966	9,000	16%
Foreign exchange loss, net	3,927	430	3,497	813%
Total operating expenses	469,715	457,277	12,438	3%
Operating income	60,386	17,092	43,294	253%
Interest expense, net	(5,358)	(12,236)	6,878	(56)%
Net income before income taxes	55,028	4,856	50,172	1033%
(Provision) benefit for income taxes	(17,233)	2,382	(19,615)	(823)%
Net income	$37,795	$7,238	$30,557	422%
Revenue
Total revenue increased by $55,732, or 12%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.

(in thousands, except percentages)	Year Ended December 31,
	2024	2023	$ Change	% Change
Optimization revenue	$242,624	$224,473	$18,151	8%
Measurement revenue	210,964	186,049	24,915	13%
Publisher revenue	76,513	63,847	12,666	20%
Total revenue	$530,101	$474,369	$55,732	12%
Total revenue increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase in our measurement revenue of $24.9 million, or 13%, reflecting growth in volume of impressions of 23%, offset in part by a 7% decline in average CPMs. In addition, optimization revenue increased $18.2 million, or 8%, reflecting growth in volume impressions of 4% and growth in average CPMs of 2%. The remaining increase in optimization revenue is attributable to other non-volume based agreements. Publisher revenue increased by $12.7 million, or 20%, primarily due to the growth of Publica, for the year ended December 31, 2024.
Operating expenses
Cost of Revenue. Cost of revenue increased by $14.6 million, or 15%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was driven by an increase in hosting fees of $13.3 million, an increase in revenue share to our DSP partners related to our growth in optimization revenue of $3.5 million, partially offset by a decrease in compensation expenses of $1.7 million. The remaining change in cost of revenue is aggregated from several other immaterial items.

Sales and marketing. Sales and marketing expenses increased by $4.3 million, or 4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was due to an increase in compensation expenses of $9.2 million to support revenue growth. This was partially offset by a decrease in stock-based compensation expense of $5.6 million, in part driven by the one-time charge taken for the Return-Target Options (See Note 12 “Stock Based Compensation” to the consolidated financial statements included elsewhere in this Annual Report for information on Return-Target Options) during the year ended December 31, 2023. The remaining change in sales and marketing expenses is aggregated from several other immaterial items.

Technology and development. Technology and development expenses decreased by $3.1 million, or 4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This decrease was due to a decline in compensation-related expenses of $8.0 million, primarily as a result of higher capitalization of labor due to long-term investments in our product, and a decrease in professional fees of $1.9 million. These decreases were partially offset by an increase in software application expenses of $5.2 million and an increase in stock-based compensation expense of $1.7 million. The remaining change in technology and development expenses is aggregated from several other immaterial items.

General and administrative. General and administrative expenses decreased by $15.9 million, or 14%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This decrease was attributable to a decline in stock-based compensation expense of $17.3 million, primarily driven by the one-time charge taken for the Return-Target Options during the year ended December 31, 2023, and a decrease in our bad debt expense of $3.8 million. These decreases were partially offset by a $3.0 million increase in professional services and a $2.4 million increase in software application expenses. The remaining change in general and administrative expenses is aggregated from several other immaterial items.

Depreciation and amortization. Depreciation and amortization expenses increased by $9.0 million, or 16%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to an increase in amortization expense related to capitalization of internal-use software of $9.8 million and depreciation expense for property, plant and equipment of $0.3 million, partially offset by a decrease in amortization expense for intangible assets of $1.1 million.

Foreign exchange loss, net. Foreign exchange loss, net increased $3.5 million, or 813% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The loss resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.
Interest expense, net
Interest expense, net. Interest expense, net decreased by $6.9 million, or 56%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was due to a $6.5 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver combined with a decrease in the interest rate on the Revolver from 7.4% at December 31, 2023, to 6.4% at December 31, 2024. Also contributing to the decrease in interest expense was a $0.4 million increase in interest income on our cash balances.
(Provision) benefit for income taxes
(Provision) benefit for income taxes. (Provision) benefit for income taxes increased by $19.6 million, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The provision for income taxes increased primarily due to an increase in pre-tax book income, non-deductible expenses relating to stock-based compensation, unfavorable change in state tax rates, valuation allowance and offset by R&D and other tax credits.
Non-GAAP Financial Measures
We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. We define Adjusted EBITDA as net income before depreciation and amortization, stock-based compensation, interest expense, net, provision (benefit) from income taxes, acquisition, restructuring and integration costs, employee retention tax credit, foreign exchange gains and losses, and asset impairments and other costs. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with U.S. GAAP.
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
A reconciliation of Adjusted EBITDA to its most directly comparable U.S. GAAP financial measure, net income is presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Adjusted EBITDA

(in thousands, except percentages)	Year Ended December 31,
	2024	2023	2022
Net income	$37,795	$7,238	$15,373
Depreciation and amortization	63,966	54,966	50,396
Stock-based compensation	59,762	81,103	44,752
Interest expense, net	5,358	12,236	9,053
Provision (benefit) for income taxes	17,233	(2,382)	(2,288)
Acquisition, restructuring and integration costs	3,008	4,028	10,418
Foreign exchange loss, net	3,927	430	4,798
Employee retention tax credit	—	—	(6,981)
Asset impairments and other costs	223	1,913	1,058
Adjusted EBITDA	$191,272	$159,532	$126,579
Revenue	$530,101	$474,369	$408,348
Net income margin	7%	2%	4%
Adjusted EBITDA margin	36%	34%	31%

Liquidity and Capital Resources
General
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $84.5 million, which was held for working capital purposes, as well as the available balance on our Revolver, as defined below.
Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through November 2032 and the total noncancellable payments under these leases were $26.4 million as of December 31, 2024, $11.1 million of which will be paid within the next 12 months and $15.3 million thereafter. Total noncancellable rentals under subleases were $6.6 million as of December 31, 2024, $2.9 million will be received in the next 12 months and $3.7 million thereafter. Total noncancellable purchase commitments related to hosting services as of December 31, 2024, were $116.2 million for periods through 2028, of which $37.5 million are committed for the next 12 months and $78.7 million thereafter. As of December 31, 2024, we had no short-term debt. Information about our long-term debt is provided below.
We have financed our operations primarily through cash on our balance sheet and debt financing. We believe our existing cash and cash equivalents, our Revolver and cash provided by operations will continue to be sufficient to meet our working capital and capital expenditure and cash needs for the next twelve months the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.
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

Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees, which is recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2024, we had deferred revenue of $1.1 million, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.
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
On June 23, 2023, we entered into the First Amendment to Credit Agreement, which changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The First Amendment to the Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. The interest rate at December 31, 2024 was 6.4%. The Company also pays a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement).
The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of December 31, 2024, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.
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

Cash Flows
The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$117,898	$131,623	$72,467
Net cash used in investing activities	(40,544)	(34,718)	(18,292)
Net cash used in financing activities	(116,378)	(58,851)	(37,471)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(39,024)	38,054	16,704
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(931)	(435)	(3,111)
Cash, cash equivalents, and restricted cash, at beginning of year	127,290	89,671	76,078
Cash, cash equivalents, and restricted cash, at end of year	$87,335	$127,290	$89,671
Operating Activities
For the year ended December 31, 2024, net cash provided by operating activities was $117.9 million, resulting from net income of $37.8 million adjusted for non-cash expenses of depreciation and amortization of $64.0 million, stock-based compensation of $59.8 million, foreign exchange losses of $2.9 million, amortization of debt issuance costs of $0.5 million, and a loss on disposal of assets of $0.2 million, partially offset by an increase in working capital of $30.8 million and a deferred tax benefit of $16.4 million.
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
Investing Activities
Cash used in investing activities was $40.5 million during the year ended December 31, 2024, reflecting capitalized costs relating to our internal use software of $38.8 million and purchase of property and equipment of $1.8 million.
Cash used in investing activities was $34.7 million during the year ended December 31, 2023, reflecting capitalized costs relating to our internal use software of $31.8 million, purchase of property and equipment of $2.0 million and a payment related to our 2021 acquisition of Context of $1.0 million.
Financing Activities
Cash used in financing activities was $116.4 million for the year ended December 31, 2024, reflecting a repayment of outstanding long-term debt of $120.0 million, partially offset by receipt of $0.4 million in stock options exercised and cash received from the ESPP of $3.2 million.
Cash used in financing activities was $58.9 million for the year ended December 31, 2023, reflecting a net repayment of outstanding long-term debt of $70.0 million, partially offset by receipt of $8.0 million in stock options exercised and cash received from the ESPP of $3.2 million.

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, or Consolidated Statements of Cash Flows.
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

Goodwill, Intangible Assets and Long-Lived Assets
We record goodwill as the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. We evaluate goodwill, at a minimum, on an annual basis in the fourth quarter, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to its fair value. For purposes of this analysis, we consider the Company to be a single reporting unit. We will first perform a qualitative analysis (“Step Zero”) to determine if the existence of events or circumstances would lead to a conclusion that it is more likely than not that the fair value of the reporting unit is less than the carrying value. If after this assessment it is determined that it is more likely than not that the fair value is less than the carrying value, then a quantitative goodwill impairment analysis is performed which is referred to as “Step 1”. Depending upon the results of that analysis, if the carrying amount of the reporting unit exceeds the fair value of the reporting unit, goodwill will be written down and impairment expense is recorded in the Consolidated Statements of Operations and Comprehensive Income. During the fourth quarter of 2024, we conducted a Step Zero analysis and concluded that there were no impairment indicators. Goodwill is tested annually for impairment as well as whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of any potential impairment. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.
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
As of December 31, 2024, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.
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
Foreign Currency Exchange Risk
The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., U.K., France, Germany, Italy, and Singapore. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the year ended December 31, 2024, a hypothetical 10% increase of the exchange rate between the U.S. Dollar and foreign currencies applicable to our business, with the U.S. Dollar strengthening, would have resulted in additional foreign exchange losses of approximately $0.5 million.
Interest Rate Risk
Our primary market risk exposure is changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. The Revolver carries interest at a variable interest rate.
Although the Federal Reserve decreased the federal funds rate in 2024, the Federal Reserve has announced fewer cuts than expected in 2025 and the Federal Reserve may raise the federal funds rate, which may result in downstream impacts to global exchange rates and have adverse impacts on our reported results. On December 31, 2024, we had total outstanding debt of $35.0 million and an interest rate of 6.4% on our Revolver. Based on these amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in an increase to interest expense of $0.4 million or a benefit of $0.4 million, respectively.

As of December 31, 2024, our exposure due to changes in interest rates related to investment income from our investment portfolio of cash equivalents is not material due to the nature and amount of our money market funds. A hypothetical 100-basis point increase or decrease in interest rates would have no material effect on our interest income and financial results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Integral Ad Science Holding Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Integral Ad Science Holding Corp. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for allowance for credit losses in 2023.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s solutions measure campaign performance and viewability to help deliver high quality ad inventory through ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile in-app, social, and connected television (CTV) platforms. For all contracts, management identifies the performance obligations at contract inception by evaluating whether the promised services are distinct. Performance obligations within the majority of the Company’s contracts comprise a series of distinct services that are recognized over time and are treated as a single performance obligation. The Company recognizes revenue over time when control of the promised services are transferred to customers. Contracts with the Company’s customers primarily utilize a usage-based structure, where cost per thousand impressions (CPM) pricing is consistent over the contract term. Contracts with the Company’s customers may also utilize other pricing arrangements, including minimum commitments, overages based on tiered pricing or flat fees. The Company utilizes the “right to invoice” practical expedient as the invoiced amount directly corresponds to the value of the Company’s performance to date. During the year ended December 31, 2024, the Company recognized revenue of $530 million.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as customer contracts, invoices, impressions data, and cash receipts, and recalculating the revenue recognized based on the terms of the customer contract and impressions data and (ii) confirming a sample of outstanding customer balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as customer contracts, invoices, impressions data, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2025

We have served as the Company’s auditor since 2011.

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$84,469	$124,759
Restricted cash	506	54
Accounts receivable, net of allowance for credit losses of $7,454 and $8,645 as of December 31, 2024 and December 31, 2023, respectively	79,427	74,609
Unbilled receivables	53,388	46,548
Prepaid expenses and other current assets	36,639	18,959
Due from related party	28	—
Total current assets	254,457	264,929
Property and equipment, net	4,004	3,769
Internal use software, net	53,636	40,301
Intangible assets, net	140,943	178,908
Goodwill	673,025	675,282
Operating lease right-of-use assets, net	17,888	21,668
Deferred tax asset, net	1,675	2,465
Other long-term assets	5,943	4,402
Total assets	$1,151,571	$1,191,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,910	$72,232
Operating lease liabilities, current	10,184	9,435
Due to related party	11	121
Deferred revenue	1,061	682
Total current liabilities	84,166	82,470
Deferred tax liability, net	3,118	20,367
Long-term debt, net	34,189	153,725
Operating lease liabilities, non-current	13,374	19,523
Other long-term liabilities	8,713	6,183
Total liabilities	143,560	282,268
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2024; 0 shares issued and outstanding at December 31, 2024 and 2023	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized at December 31, 2024, 162,871,266 and 158,757,620 shares issued and outstanding at December 31, 2024 and 2023, respectively	163	159
Additional paid-in-capital	964,765	901,259
Accumulated other comprehensive loss	(3,666)	(916)
Retained earnings	46,749	8,954
Total stockholders’ equity	1,008,011	909,456
Total liabilities and stockholders’ equity	$1,151,571	$1,191,724

See accompanying notes to the consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2024	2023	2022
Revenue	$530,101	$474,369	$408,348
Operating expenses:
Cost of revenue (excluding depreciation and amortization shown below)	113,960	99,352	75,755
Sales and marketing	122,294	117,989	106,286
Technology and development	69,851	72,906	76,351
General and administrative	95,717	111,634	79,654
Depreciation and amortization	63,966	54,966	50,396
Foreign exchange loss, net	3,927	430	4,749
Total operating expenses	469,715	457,277	393,191
Operating income	60,386	17,092	15,157
Interest expense, net	(5,358)	(12,236)	(9,053)
Employee retention tax credit	—	—	6,981
Net income before income taxes	55,028	4,856	13,085
(Provision) benefit for income taxes	(17,233)	2,382	2,288
Net income	$37,795	$7,238	$15,373
Net income per share:
Basic	$0.23	$0.05	$0.10
Diluted	$0.23	$0.04	$0.10
Weighted average shares outstanding:
Basic	161,060,227	156,272,335	154,699,694
Diluted	165,465,836	161,723,131	157,258,083
Other comprehensive income:
Foreign currency translation adjustments	(2,750)	1,983	(2,584)
Total comprehensive income	$35,045	$9,221	$12,789

See accompanying notes to the consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
(IN THOUSANDS, EXCEPT SHARES DATA)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders' equity
Balance at December 31, 2021	154,398,495	$154	$781,951	$(315)	$(14,600)	$767,190
RSUs vested	1,084,966	1	—	—	—	1
Option exercises	1,586,728	2	7,153	—	—	7,155
Stock-based compensation	—	—	44,733	—	—	44,733
Foreign currency translation adjustment	—	—	—	(2,584)	—	(2,584)
Repurchase of common stock	(3,080,061)	(3)	(23,652)	—	—	(23,655)
Net income	—	—	—	—	15,373	15,373
Balance at December 31, 2022	153,990,128	$154	$810,186	$(2,899)	$775	$808,216
RSUs and MSUs vested	3,492,130	4	—	—	—	4
Option exercises	1,001,793	1	7,988	—	—	7,989
ESPP purchase	273,569	—	2,306	—	—	2,306
Stock-based compensation	—	—	80,779	—	—	80,779
Foreign currency translation adjustment	—	—	—	1,983	—	1,983
Adoption of ASC 326, net of tax	—	—	—	—	941	941
Net income	—	—	—	—	7,238	7,238
Balance at December 31, 2023	158,757,620	$159	$901,259	$(916)	$8,954	$909,456
RSUs and MSUs vested	3,723,743	4	—	—	—	4
Option exercises	64,049	—	409	—	—	409
ESPP purchase	325,854	—	3,373	—	—	3,373
Stock-based compensation	—	—	59,724	—	—	59,724
Foreign currency translation adjustment	—	—	—	(2,750)	—	(2,750)
Net income	—	—	—	—	37,795	37,795
Balance at December 31, 2024	162,871,266	$163	$964,765	$(3,666)	$46,749	$1,008,011
See accompanying notes to the consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(IN THOUSANDS)	2024	2023	2022
Cash flows from operating activities:
Net income	$37,795	$7,238	$15,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,966	54,966	50,396
Stock-based compensation	59,762	81,103	44,752
Foreign currency loss (gain), net	2,898	(484)	5,233
Deferred tax benefit	(16,417)	(21,531)	(8,880)
Amortization of debt issuance costs	464	463	464
Allowance for credit losses	21	3,816	1,837
Employee retention tax credit	—	—	(6,981)
Impairment of assets	170	33	974
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,223)	(8,148)	(18,581)
Increase in unbilled receivables	(7,369)	(4,685)	(5,830)
(Increase) decrease in prepaid expenses and other current assets	(18,722)	6,418	(10,641)
Increase in operating leases, net	(1,561)	(29)	(852)
(Increase) decrease in other long-term assets	(1,785)	375	(1,057)
Increase in accounts payable and accrued expenses and other long-term liabilities	4,654	11,478	6,286
Increase (decrease) in deferred revenue	383	582	(88)
(Decrease) increase in due to/from related party	(138)	28	62
Net cash provided by operating activities	117,898	131,623	72,467
Cash flows from investing activities:
Payment for acquisitions, net of acquired cash	—	(966)	(1,603)
Purchase of property and equipment	(1,784)	(1,975)	(2,016)
Acquisition and development of internal use software and other	(38,760)	(31,777)	(14,673)
Net cash used in investing activities	(40,544)	(34,718)	(18,292)
Cash flows from financing activities:
Repayment of long-term debt	(120,000)	(145,000)	(35,000)
Repayment of short-term debt	—	—	(1,816)
Proceeds from the Revolver	—	75,000	15,000
Proceeds from exercise of stock options	409	7,989	7,155
Payments for repurchase of common stock	—	—	(23,655)
Cash received from Employee Stock Purchase Program (ESPP)	3,213	3,160	845
Net cash (used in) provided by financing activities	(116,378)	(58,851)	(37,471)
Net increase in cash, cash equivalents, and restricted cash	(39,024)	38,054	16,704
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(931)	(435)	(3,111)
Cash, cash equivalents, and restricted cash, at beginning of year	127,290	89,671	76,078
Cash, cash equivalents, and restricted cash, at end of year	$87,335	$127,290	$89,671
Supplemental Disclosures:
Net cash paid during the year for:
Interest	$4,901	$11,229	$8,511
Taxes	$34,800	$10,985	$16,396
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$324	$431	$97

INTEGRAL AD SCIENCE HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Internal use software acquired included in accounts payable	$816	$1,444	$1,517
Lease liabilities arising from right-of-use assets	$6,030	$6,282	$29,624

See accompanying notes to the consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. Description of business
Integral Ad Science Holding Corp. and its wholly-owned subsidiaries (together, the “Company” or "IAS"), formerly known as Kavacha Topco, LLC, is a leading global digital advertising verification company by revenue. The Company’s mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms. The Company’s cloud-based technology platform provides actionable insights and delivers independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV (“CTV”), social, display, and video. The Company’s proprietary and Media Rating Council (the “MRC”) accredited Quality Impression® metric is designed to verify that digital ads are served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography. The Company is an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. The Company helps advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.
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

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the estimated useful lives of intangible assets and internal use software, the allowance for credit losses, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates due to risks and uncertainties, including the continued uncertainty surrounding the stability of economic conditions due to high inflation, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, fluctuations in the financial markets and disruptions in European economies as a result of the war in Ukraine and other geopolitical issues.

(d) Employee retention tax credit

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the "Appropriations Act") extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during 2021. The Company qualified for the employee retention credit beginning in March 2020 for qualified wages through June 2021 and filed a cash refund claim during the year ended December 31, 2022. The employee retention credit totaling $6,981, within Employee retention tax credit on the Company's Consolidated Statements of Operations and Comprehensive Income and included within Prepaid expenses and other current assets on the Company's Consolidated Balance Sheets as of December 31, 2022.

(e) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiaries is the currency of the primary economic environment in which they operate, which is their local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income in stockholders’ equity. Transaction gains and losses including those on intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange loss, net in the Consolidated Statements of Operations and Comprehensive Income.

For the years ended December 31, 2024, 2023, and 2022, foreign exchange loss, net consists of unrealized foreign exchange losses of $2,898, gains of $484 and losses of $5,229, respectively, and realized transaction losses of $1,029 and $914 and gains of $480, respectively.

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
Accounts receivable is spread over many customers in various countries. The Company maintains an allowance for credit losses on uncollectible accounts receivable based on expected collectability and through the ongoing performance of credit evaluations of customers’ financial condition.
As of December 31, 2024, and 2023, no customer accounted for more than 10% of accounts receivable.

(g) Cash, cash equivalents, and restricted cash

Cash and cash equivalents include money market accounts and other highly liquid investments with an original maturity date of three months or less at the time of purchase. Cash amounts with restrictions are classified as restricted cash within the Consolidated Balance Sheets.

The Company generated interest income of $2,999, $2,774, and $466 during the years ended December 31, 2024, 2023 and 2022, respectively.

The following table provides a roll forward of the changes in the restricted cash balance:

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Restricted cash as of December 31, 2022	$2,794
Release of deposits for facilities leases no longer restricted	(256)
Release of deposits for medical claims and other	(7)
Restricted cash as of December 31, 2023	$2,531
Release of deposits for facilities leases no longer restricted	(104)
Deposits for medical claims and other	439
Restricted cash as of December 31, 2024	$2,866
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets to the amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
	2024	2023
Cash and cash equivalents	$84,469	$124,759
Short-term restricted cash	506	54
Long-term restricted cash (held in other long-term assets)	2,360	2,477
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$87,335	$127,290
(h) Accounts receivable, net
Accounts receivable are carried at the original invoiced amount less an allowance for credit losses. The allowance is estimated estimated by pooling accounts receivables based on similar risk characteristics, and expected credit loss exposure is evaluated for each accounts receivable pool. Invoices are typically issued with net 30-days to net 90-days terms. Account balances are considered delinquent if payment is not received by the due date, and the receivables are written off when deemed uncollectible. The allowance for credit losses is recorded in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income.
The activity in our allowance for credit losses consists of the following:

	December 31,
	2024	2023	2022
Balance at beginning of year	$8,645	$6,691	$5,883
Additional provision	21	3,816	1,837
Receivables written-off/reversals	(1,212)	(591)	(1,029)
Impact of ASC 326 adoption	—	(1,271)	—
Balance at the end of year	$7,454	$8,645	$6,691
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

The cost of repairs and maintenance are expensed as incurred. Major renewals or improvements that extend the useful lives of the assets are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed, and any resulting gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Income.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of December 31, 2024, 2023 and 2022, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

As of December 31, 2024, the Company has one sublease classified as an operating lease. For subleases classified as operating leases, the Company records sublease income as a reduction of lease expense on the straight-line method over the term of the sublease.

All long-lived assets used in the Company’s operations are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. As of December 31, 2024, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(k) Goodwill

Goodwill is the excess of purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In testing goodwill for impairment, there is an option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment analysis is performed which is referred to as “Step 1”. Depending upon the results of that analysis, if the carrying amount of the reporting unit exceeds its fair value, goodwill may be written down and impairment expense is recorded in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2024, 2023 and 2022, there were no impairment charges taken.
(l) Intangible assets, net
Intangible assets consist of developed technology, customer relationships, favorable leases, and trademarks. Intangible assets are recorded at fair value at the time of their acquisition and are stated within our Consolidated Balance Sheets net of accumulated amortization. Intangible assets are amortized on a straight-line basis or using an accelerated method, over their estimated useful lives. Amortization expenses are recorded as operating expenses within our Consolidated Statements of Operations and Comprehensive Income. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2024, 2023 and 2022, there were no events or changes in circumstances to indicate that the carrying amount of the assets may not be recoverable.

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

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(n) Revenue recognition

The Company’s customers include advertisers and publishers. The Company’s pre-bid and post-bid verification solutions enable global advertisers to measure campaign performance and viewability to help deliver high quality ad inventory through ad fraud prevention, brand safety and suitability, and contextual targeting for ads on desktop, mobile in-app, social, and CTV platforms. The Company's pre-bid optimization solution is directly integrated with DSPs to help optimize return on ad spend by directing budgets to the best available inventory. The Company’s solutions help publishers globally deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted.

The Company's revenue is derived from three distinct channels:

•Optimization revenue represents pre-bid solutions which help optimize return on ad spend by directing budgets to the most effective inventory.
•Measurement revenue represents post-bid solutions which measure campaign performance and value across viewability, ad fraud prevention, brand safety and suitability, attention, and more.
•Publisher revenue represents solutions with publisher customers that identify high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted on a global basis. Publisher revenue is also derived from our Publica LLC ("Publica") business through an IAS suite of CTV ad serving products that publishers adopt to help them power their streaming ad break decisioning.

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

Identify the performance obligations in the contract

For all contracts, the Company identifies performance obligations at contract inception by evaluating whether the promised services are distinct. Promises identified within contracts may include multiple promised services, consisting of various impression measurement services the Company offers. For these services, each impression is distinct and has the same pattern of transfer to the customer. These services are generally delivered together as impressions are measured. Performance obligations within the majority of the Company’s contracts comprise a series of distinct services that are recognized over time and are treated as a single performance obligation.

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

Recognize revenue when a performance obligation is satisfied

The Company recognizes revenue over time when control of the promised services are transferred to customers. The Company is providing services that the customer is continuously consuming and receiving benefit from or upon completion of the service. The Company recognizes revenue by multiplying the CPM and the number of impressions measured. An impression is measured by the platform when a digital ad is served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography. The Company utilizes the “right to invoice” practical expedient as the invoiced amount directly corresponds to the value of the Company’s performance to date.

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

Invoices are typically issued with net 30-days to net 90-days terms and customers do not have a contractual right to refunds. Cash payments received prior to the Company’s delivery of its services are recorded to deferred revenue until the performance obligation is satisfied. The Company recorded deferred revenue (contract liabilities) to account for billings in excess of revenue recognized, primarily related to contractual minimums billed in advance and customer prepayment of $1,061 and $682 as of December 31, 2024 and 2023, respectively.

The Company recognizes expenses when direct fulfillment costs are incurred. Sales commissions represent incremental contract costs of obtaining a contract. The majority of these costs are recorded in sales and marketing expenses within the Consolidated Statements of Operations and Comprehensive Income.

See Note 11, Segment data, for disaggregated revenue by geographic region.
(o) Net income per share
Basic net income per share is computed by dividing the net income by the weighted-average number of shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted net net income per share is computed by dividing the net income attributable to the shareholders by the weighted-average number of shares and potentially dilutive securities outstanding during the period.
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

(q) Business combinations

The Company determines if the acquisition of an entity or a group of assets is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Additionally, uncertain tax positions and tax-related valuation allowances are recorded in connection with a business combination as of the acquisition date. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received and is not to exceed one year from the acquisition date. The Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. If outside of the measurement period, any subsequent adjustments are recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income.

(r) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The fair value of restricted stock units ("RSUs") that vest over a period of time subject to continued employment is determined on the grant date based on the grant date closing stock price. The Company used the assumptions below in valuing its time-based service options, which vest over a period of time subject to continued employment ("Time-Based Options"), return target options ("Return-Target Options"), which vest upon a realized cash return of the equity investment of Vista Equity Partners ("Vista"), and funds controlled by Vista and registration of the shares held by Vista, market stock units ("MSUs"), and shares to be purchased under the 2021 Employee Stock Purchase Plan ("ESPP").

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

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Expected volatility — Volatility is estimated based upon observed option implied volatilities for the Company in addition to a group of peer companies. The Company believes this is the best estimate of the expected volatility over the weighted-average expected term of its option grants.
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

	December 31,
	2024			2023			2022
Estimated fair value	$3.19	-	$14.86	$3.35	-	$38.36	$3.26	-	$15.15
Expected volatility (%)	43.0%	-	66.0%	50.0%	-	65.0%	70.0%	-	80.0%
Expected term (in years)	0.43	-	4.00	0.26	-	4.00	0.50	-	4.00
Risk-free interest rate (%)	4.21%	-	5.15%	3.63%	-	5.55%	2.96%	-	3.97%
Dividend yield	—			—			—
(s) Internal use software, net
Software development costs consist primarily of costs incurred in research and development, software engineering, and web design activities and related employee compensation costs to create, enhance, and deploy the software infrastructure. Software development costs are expensed as incurred where the amounts primarily relate to planning activities, minor developments or normal maintenance activities that do not meet the requirements under ASC 350-40, Internal Use Software. The majority of these costs are recorded in technology and development expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.
Capitalized costs would include costs incurred during the software development stage, which occurs after the preliminary design stage. Such costs include consultant costs and salaries of engineers and data scientists. Enhancements to existing internal use software are capitalized when it is more likely than not that they will result in significant additional capabilities. For the years ended December 31, 2024, 2023 and 2022, respectively, the Company incurred $38,585, $31,749 and $15,379 of costs that met the requirements of internal use software capitalization, with $816 and $1,444 of these costs included in accounts payable as of December 31, 2024 and 2023, respectively. These costs were capitalized when incurred and are recognized in the Consolidated Balance Sheets at cost less accumulated amortization. The Company amortizes the software using the straight-line method over three years.
(t) Advertising Costs
The Company expenses advertising costs as incurred. The Company incurred $2,328, $2,900 and $2,333 in advertising expense during the years ended December 31, 2024, 2023 and 2022, respectively.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(u) Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842)” (“ASU No. 2016-2”). Under ASU No. 2016-2, lessees are required to put most leases on their balance sheets but to recognize expenses in the income statement in a manner similar to current accounting. ASU No. 2016-2 also eliminated the current real estate-specific provisions and changed the guidance on sale-leaseback transactions, initial direct costs, and lease executory costs for all entities. The updated guidance was effective for the Company beginning January 1, 2022. Upon adoption, entities are required to use the modified retrospective approach for leases that exist, or are entered into, after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which allows entities to not apply the new leases standard, including its disclosure requirements, in the comparative periods they present in their financial statements in the year of adoption.
The Company adopted ASU No. 2016-2 on January 1, 2022 using the modified retrospective transition approach, which resulted in the recognition of right-of-use assets of $21,666 and lease liabilities of $29,361. Differences between ROU assets and lease liabilities are attributed to deferred rent, lease incentive obligations and a cease-use liability previously recognized under ASC 420 Exit or Disposal Cost Obligations. The Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In addition, the Company elected the expedient permitting the combination of lease and non-lease components into a single lease component. The Company made a policy election to not recognize ROU assets and lease liabilities for short-term leases for all asset classes. The adoption of ASU No. 2016-2 did not have a material impact on the Consolidated Statements of Operations and Comprehensive Income or the Consolidated Statements of Cash Flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” ("ASU No. 2016-13") which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to accounts receivable. The Company adopted ASU No. 2016-13 on January 1, 2023, utilizing the modified retrospective approach requiring a cumulative-effect adjustment to the opening accumulated deficit in the first quarter of 2023, and the adoption resulted in an adjustment to retained earnings on January 1, 2023, of $941, net of tax. Refer to Note 2(h), Accounts receivable, net, for details on the Company’s accounting policy in accordance with ASU 2016-13.
In March 2020, the FASB issued ASU 2020-4, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-4”) which was intended to address accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The amendments in ASU No. 2020-4 provide operational expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU No. 2020-4 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. On December 21, 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which deferred the sunset date of ASC 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848.

On June 23, 2023, the Company entered into the First Amendment to Credit Agreement, which changed the market interest rate indices that the Company can elect to accrue interest on outstanding borrowings from LIBOR to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York (“SOFR”). The First Amendment to Credit Agreement became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. As a result, as of June 30, 2023, the Company no longer had any contracts that referenced LIBOR. The Company adjusted the effective interest rate on outstanding borrowings on a prospective basis, which did not have a material impact on the consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which is intended to improve the accounting for acquired revenue contracts with customers in a business combination and create consistency in practice related to (i) the recognition of an acquired contract liability, and (ii) payment terms and their effect on subsequent revenue recognized by the acquirer. The Company adopted ASU 2021-08 on December 31, 2023, resulting in no material impact on the Company's consolidated financial statements.

On November 27, 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires incremental disclosures related to an entity's reportable segments, effective for annual periods beginning after December 15, 2023. The Company adopted ASU 2023-07 on December 31, 2024, resulting in no material impact on the Company's consolidated financial statements.

(v) Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires companies to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclosure more detailed information about income taxes paid, including by jurisdiction, pretax income (or loss) from continuing operations and income tax expense (or benefit). The updated standard is effective for annual reporting periods beginning after December 15, 2024. The Company is currently assessing the potential impact of the rule on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)," which requires companies to disclose in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: i) Disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, ii) Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements, iii) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, iv) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The updated standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of this guidance and assessing the potential impact of the rule on its consolidated financial statement disclosures.

3. Revenue
The following table disaggregates revenue by channel:

	Year Ended December 31,
	2024	2023	2022
Optimization revenue	$242,624	$224,473	$190,608
Measurement revenue	210,964	186,049	154,929
Publisher revenue	76,513	63,847	62,811
Total revenue	$530,101	$474,369	$408,348
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for services that have not yet been performed. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations to be recognized over the next one to three years was $22,946. For customers contracting with us on a usage-based pricing model, the Company elected to disclose only the contractual minimum attributed to

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

these performance obligations. For Contracts that have a duration of one year or less, the Company has not disclosed the remaining performance obligation.
4. Property and equipment, net
Property and equipment consisted of the following:

		December 31,
	Estimated Useful Life	2024	2023
Computer and office equipment	1-3 years	$3,893	$4,070
Computer software	3-5 years	—	218
Leasehold improvements	Various	2,794	2,535
Furniture	5 years	573	585
Total property and equipment		7,260	7,408
Less: accumulated depreciation		(3,256)	(3,639)
Total property and equipment, net		$4,004	$3,769
Depreciation and amortization expense of property and equipment for years ended December 31, 2024, 2023, and 2022 was $1,322, $1,050 and $907, respectively. During the years ended December 31, 2024, 2023 and 2022 the Company wrote off assets of $1,655, $267 and $294, respectively.
5. Internal use software, net
Internal use software consisted of the following:

		December 31,
	Estimated Useful Life	2024	2023
Internal use software	3 - 5 years	$101,326	$69,797
Less: asset impairments		(170)	(33)
Less: accumulated amortization		(47,520)	(29,463)
Total internal use software, net		$53,636	$40,301
Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $24,902, $15,087 and $9,632, respectively. For the years ended December 31, 2024, and 2023 the Company wrote-off $6,599 and $9,625, respectively, of fully-amortized assets. For the years ended December 31, 2024, 2023 and 2022, the Company wrote-off $170, $33, and $199, respectively, of costs related to projects that were no longer being implemented, which were recorded in general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income.
The estimated amortization expense for assets held at December 31, 2024, is as follows:

Estimated Amortization Expense
2025	$27,604
2026	18,923
2027	7,109
Total	$53,636

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. Intangible assets, net
The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	December 31, 2024
	Estimated Useful Life	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Customer relationships	5-15 years	$301,921	$(171,150)	$130,771	7.7 years
Developed technology	5 years	136,889	(131,300)	5,589	1.8 years
Trademarks	5-9 years	19,700	(15,117)	4,583	2.4 years
Total		$458,510	$(317,567)	$140,943

	December 31, 2023
	Estimated Useful Life	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
Customer relationships	5-15 years	$301,994	$(142,135)	$159,859	8.6 years
Developed technology	5 years	137,361	(125,426)	11,935	2.6 years
Trademarks	5-9 years	19,700	(12,604)	7,096	3.4 years
Favorable leases	6 years	198	(180)	18	0.5 years
Total		$459,253	$(280,345)	$178,908
Amortization expense related to intangibles for the years ended December 31, 2024, 2023 and 2022 were $37,742, $38,829 and $39,857, respectively. During the year ended December 31, 2024, the Company wrote-off $198 of fully-amortized favorable lease assets and the corresponding accumulated amortization.
Amortization expense for the subsequent five years and thereafter is as follows:

2025	$34,069
2026	29,835
2027	20,616
2028	14,340
2029	12,617
2030 and thereafter	29,466
Total	$140,943
7. Goodwill
The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2022	$674,094
Impact of changes in exchange rates and other	1,188
Goodwill as of December 31, 2023	$675,282
Impact of changes in exchange rates and other	(2,257)
Goodwill as of December 31, 2024	$673,025
For the years ended December 31, 2024, 2023 and 2022, there were no impairment losses related to goodwill.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. Accounts payable and accrued expenses and other long-term liabilities
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2024	2023
Accounts payable	$16,205	$12,092
Accrued payroll	7,123	9,250
Accrued professional fees	3,780	3,281
Accrued bonuses and commissions	19,781	20,413
Accrued revenue sharing	4,500	4,136
Taxes payable	6,673	6,436
Accrued hosting fees	6,006	9,475
Other accrued expenses	8,842	7,149
Total accounts payable and accrued expenses	$72,910	$72,232
Other long-term liabilities consisted of the following:

	December 31,
	2024	2023
Security deposit received	$672	$672
Uncertain tax positions	8,041	5,511
Total other long-term liabilities	$8,713	$6,183

9. Long-term debt
On September 29, 2021, the Company entered into a credit agreement with various lenders, which was amended on June 23, 2023 (as amended, the "Credit Agreement"), that provides for an initial $300,000 in commitments for revolving credit loans (the "Revolver"), which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. In connection with the Revolver, the Company incurred costs of $2,318 that are included in Long-term debt, net, in the Consolidated Balance Sheets. During the years ended December 31, 2024, and 2023 the Company drew $0 and $75,000, respectively, and paid down $120,000 and $145,000, respectively, under the Revolver.
Borrowings under the Credit Agreement are scheduled to mature on September 29, 2026. The Credit Agreement contains certain customary events of default including failure to make payments when due thereunder, and failure to observe or perform certain covenants.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The June 23, 2023, amendment changed the market interest rate on outstanding borrowings from LIBOR to SOFR. The amendment became effective at the end of the applicable interest period for any LIBOR borrowings outstanding on the amendment effective date, which was June 30, 2023. The interest rates for the Revolver under the Credit Agreement (i) for U.S. dollar loans are equal to (i) the applicable rate for base rate loans ranging from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the Credit Agreement) denominated in sterling ranging from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro range from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on December 31, 2024 was 6.4%.
Any borrowings under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.
The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50:1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of December 31, 2024, the Company was in compliance with all covenants contained in the Credit Agreement.

	December 31,
	2024	2023
Revolver	$35,000	$155,000
Less: Unamortized long-term debt issuance costs	(811)	(1,275)
Total carrying amount	$34,189	$153,725
Amortization expense related to debt issuance costs for the years ended December 31, 2024, 2023 and 2022 was $464, $463 and $464, respectively. The Company recognized interest expense of $7,893, $14,547 and $9,055 during the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Consolidated Statements of Operations and Comprehensive Income.
Future principal payments of long-term debt as of December 31, 2024 are as follows:

Future Principal Payments
2025	$—
2026	35,000
Total principal payments	$35,000

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. Income taxes
The components of net income before provision (benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022 are as follows:

	December 31,
	2024	2023	2022
United States	$36,803	$29,769	$6,819
Foreign Operations	18,225	(24,913)	6,266
Net income before income taxes	$55,028	$4,856	$13,085
The components of the provision (benefit) for income taxes are as follows:

	December 31,
	2024	2023	2022
Current tax provision
Federal	$24,606	$12,889	$1,094
Foreign	6,155	4,755	3,497
State and Local	2,889	1,505	2,001
Current tax provision	33,650	19,149	6,592
Deferred tax (benefit) provision
Federal	(18,853)	(12,263)	(661)
Foreign	736	606	(1,185)
State and Local	1,700	(9,874)	(7,034)
Deferred tax (benefit)	(16,417)	(21,531)	(8,880)
Provision (benefit) for income taxes	$17,233	$(2,382)	$(2,288)
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	7.0	(145.1)	(41.3)
Effect of non-U.S. operations	5.7	120.7	(0.7)
Section 162(m)	4.0	134.1	24.4
Stock-based compensation	3.5	(7.1)	23.8
Transaction expenses	—	7.9	(14.7)
US tax on foreign earnings	5.3	(39.2)	(6.5)
R&D and other credits	(18.6)	(189.5)	(23.3)
Change in valuation allowance	3.3	42.7	—
Meals and entertainment	0.3	3.8	—
Other	(0.2)	1.6	(0.2)
Provision (benefit) for income taxes	31.3%	(49.1)%	(17.5)%
The income tax provision for the year ended December 31, 2024 relates primarily to current period income, increased by non-deductible expenses relating to stock-based compensation, unfavorable change in state tax rates, increase in the valuation allowance and offset by research and development and other tax credits. The income tax

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

benefit for the years ended December 31, 2023 and December 31, 2022 relates primarily to research and development and other tax credits, favorable change in state tax rates, release of the valuation allowance, and deductible transaction costs.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred tax liability for the years ended December 31, 2024, and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets
Net Operating Loss (“NOL”) and other carryforwards	$11,244	$13,076
Stock-based compensation	6,901	5,704
Tax credit carryforward	2,731	1,573
Lease liability	4,051	6,655
Payroll and commissions	3,431	4,106
Allowance for credit losses	2,044	1,930
Section 174 capitalized costs	27,352	17,651
Accrued expenses and other liabilities	1,737	—
Total deferred tax assets	59,491	50,695
Valuation allowance	(7,051)	(5,292)
Net deferred tax assets	$52,440	$45,403
Deferred tax liabilities
Depreciation and amortization	$(28,074)	$(33,139)
Outside basis difference	(22,831)	(24,315)
Right of use asset	(2,978)	(5,359)
Accrued expenses and other liabilities	—	(492)
Total deferred tax liabilities	(53,883)	(63,305)
Net deferred tax liability	$(1,443)	$(17,902)
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
The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not realizable, the Company establishes a valuation allowance. The Company recorded valuation allowances in the amounts of $7,051 and $5,292 at December 31, 2024, and 2023, respectively. The Company recorded a valuation allowance against NOL and foreign tax credit carryforwards. The Company released $1,855 of its valuation allowance for the year ended December 31, 2023, which was originally established against certain NOL carryforwards, and is primarily attributable to the Company’s improved profitability.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2024, because the Company intends to reinvest such earnings indefinitely outside of the United States. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. The amount of any unrecognized deferred tax liability related to these earnings is not practicable to determine.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company had U.S. federal net operating losses of $10,000 as of both December 31, 2024 and December 31, 2023, that are subject to Section 382 limitations. Additionally, the Company had state net operating losses of $107,100 and $151,800 as of December 31, 2024, and 2023, respectively. As a result of the Tax Cuts and Jobs Act, federal NOLs generated in tax years ending after December 31, 2017, are limited to a deduction of 80% of the taxpayer’s taxable income. Furthermore, the post 2017 federal NOLs are subject to an indefinite carryforward period; therefore, $10,000 as of December 31, 2024, and 2023 of the federal NOL may be carried forward indefinitely. The majority of the Company’s state net operating loss carryforwards will begin to expire, if not utilized, in 2029. Not all states have conformed to the Tax Cuts and Jobs Act; therefore, there are some states with indefinite carryforward periods. The Company has foreign NOL carryforwards of approximately $30,500 and $28,300 at December 31, 2024, and 2023, respectively, the majority of which are indefinite lived.
The changes in valuation allowances against deferred income tax assets were as follows:

	December 31,
	2024	2023
Balance at beginning of year	$5,292	$3,217
Additions charged to income tax expense	1,759	4,547
Reductions credited to income tax expense	—	(2,472)
Balance at end of year	$7,051	$5,292
Uncertain tax positions
The Company has adopted the provisions of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. The provisions also provide guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities and accounting for interest and penalties associated with tax positions.
As of December 31, 2024, the Company had $8,668 of unrecognized tax benefits, which represents an amount that, if recognized, would impact the effective tax rate in future periods. As of December 31, 2023, the Company had $5,885 of unrecognized tax benefits. Accrued liabilities for interest and penalties were $183 and $87 for December 31, 2024, and 2023, respectively.
Unrecognized tax benefits activity is summarized below:

	December 31,
	2024	2023
Balance at beginning of year	$5,885	$2,808
Additions based on tax positions related to the current year	1,449	1,447
Additions based on tax positions related to prior years	1,334	1,630
Balance at end of year	$8,668	$5,885

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2018. However, to the extent the Company generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carryforward balance would be subject to examination within the relevant statute of limitations for the year in which it was utilized. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. The Company is subject to periodic tax audits by authorities in the jurisdictions where it operates and any ongoing audits are not expected to result in a material impact on the Company’s financial position or results.

11. Segment data
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the CODM.
The Company manages its operations as a single operating and reportable segment for the purpose of assessing and making operating decisions. The Company’s CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actuals using net income and revenue among other measures of performance. The Company’s CODM does not review assets in evaluating the results of the Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.
The following table presents the significant expense categories regularly provided to the CODM used in the determination of consolidated net income as reported in the Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Revenue	$530,101	$474,369	$408,348
Less:
Cost of revenue (excluding depreciation and amortization and compensation expense)	109,030	92,131	69,131
Compensation expense	210,391	231,402	200,134
Non-compensation expense	86,328	78,778	73,530
Depreciation and amortization	63,966	54,966	50,396
Interest expense, net	5,358	12,236	9,053
Employee retention tax credit	—	—	(6,981)
Provision (benefit) for income taxes	17,233	(2,382)	(2,288)
Net income	$37,795	$7,238	$15,373
The following table summarizes revenue by geographic area based on selling location:

	December 31,
	2024	2023	2022
Americas	$364,142	$327,589	$279,254
EMEA	127,562	111,004	96,679
APAC	38,397	35,776	32,415
Total	$530,101	$474,369	$408,348
For the years ended December 31, 2024, 2023 and 2022, revenue in the U.S. was $346,156, $310,822 and $264,166, respectively.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes long lived assets (including property and equipment, net and operating lease right-of-use assets), net by geographic area for the years ended December 31, 2024, and 2023:

	December 31,
	2024	2023
Americas	$10,506	$13,848
EMEA	7,367	8,577
APAC	4,019	3,012
Total	$21,892	$25,437
For the years ended December 31, 2024, and 2023, long lived assets, net in the U.S. was $10,506, and $13,848, respectively. For the years ended December 31, 2024, and 2023, long lived assets, net in the U.K. was $6,651 and $7,479 respectively.

12. Stock-based compensation
Total stock-based compensation expense for all equity arrangements for the years ended December 31, 2024, 2023, and 2022 were as follows:

	December 31,
	2024	2023	2022
Cost of revenue	$368	$452	$507
Sales and marketing	17,782	23,371	13,520
Technology and development	19,198	17,538	9,937
General and administrative	22,414	39,742	20,788
Total	$59,762	$81,103	$44,752

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company maintains multiple stock-based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	December 31,			Unamortized Expense as of	Weighted Average Vesting Term
	2024	2023	2022	December 31, 2024
Time-Based Options
2018 Plan	$779	$3,989	$13,727
2021 Plan	2,076	2,279	3,094
Total Time-Based Options Expense	$2,855	$6,268	$16,821	$933	0.5 years

Return-Target Options
2018 Plan	$(653)	$18,215	$—
2021 Plan	(397)	3,124	—
Total Return-Target Options Expense	$(1,050)	$21,339	$—	$—	0.0 years

LTIP Expense (2018 Plan)	$—	$333	$—

Other Equity Awards Under 2021 Plan
Restricted Stock Units ("RSUs")	$41,445	$34,698	$22,548	$98,515	2.8 years
Market Stock Units ("MSUs")	14,880	17,093	5,070	14,438	2.2 years
Other Equity Awards Under 2021 Plan Expense	$56,325	$51,791	$27,618	$112,953

Employee Stock Purchase Plan ("ESPP")	$1,632	$1,372	$313

Total Stock-Based Compensation Expense	$59,762	$81,103	$44,752	$113,886

Integral Ad Science Holding Corp. Amended and Restated 2018 Non-Qualified Stock Option Plan
On August 1, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan (“2018 Plan”). Under the 2018 Plan, the Company issued (i) Time-Based Options that vested over four years with 25% vesting after twelve months and an additional 6.25% vesting at the end of each successive quarter thereafter; and (ii) Return-Target Options.
In connection with the Company’s IPO, the 2018 Plan was amended and restated (“Amended and Restated 2018 Plan”) with the following modifications: (i) a provision to repurchase the Time-Based Options at cost upon resignation of the employee was removed and (ii) the Return-Target Options were modified to include vesting upon a sale of shares by Vista following the IPO resulting in Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion.
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

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of December 31, 2024, were 2,219,944 and 1,293,493, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.
2021 Omnibus Incentive Plan (“2021 Plan”)
On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of December 31, 2024, there were 43,059,189 shares reserved for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan is increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.
As of December 31, 2024, there are 1,002,162 total options outstanding under the 2021 Plan, consisting of 667,866 Time-Based Options and 334,296 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.
Time-Based Service Option activity
Time-Based Service Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2023	3,060,388	$7.70	5.70	$23,251
Canceled or forfeited	(108,529)	16.60	—	—
Exercised	(64,049)	6.38	—	—
Outstanding as of December 31, 2024	2,887,810	$7.39	4.61	$13,859
Vested and expected to vest as of December 31, 2024	2,887,810	$7.39	4.61	$13,859
Exercisable as of December 31, 2024	2,804,324	$7.07	4.56	$13,859

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2022	4,251,290	$8.07	6.97	$12,163
Conversion of Return-Target Options to Time-Based Options	9,112	8.58	—	—
Canceled or forfeited	(198,221)	14.43	—	—
Exercised	(1,001,793)	7.98	—	—
Outstanding as of December 31, 2023	3,060,388	$7.70	5.70	$23,251
Vested and expected to vest as of December 31, 2023	3,060,388	$7.70	5.70	$23,251
Exercisable as of December 31, 2023	2,688,644	$6.64	5.48	$22,573

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2021	6,648,975	$7.46	7.76	$98,055
Granted	—	—	—	—
Canceled or forfeited	(810,957)	10.04	—	—
Exercised	(1,586,728)	4.51	—	—
Outstanding as of December 31, 2022	4,251,290	$8.07	6.97	$12,163
Vested and expected to vest as of December 31, 2022	4,251,290	$8.07	6.97	$12,163
Exercisable as of December 31, 2022	3,033,235	$6.34	6.59	$10,878

Return-Target Option activity
Return-Target Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2023	1,725,030	$7.47	5.78	$13,318
Canceled or forfeited	(97,241)	11.40	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2024	1,627,789	$7.24	4.71	$7,743
Vested and expected to vest as of December 31, 2024	1,627,789	$7.24	4.71	$7,743
Exercisable as of December 31, 2024	—	$—	—	$—

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2022	2,153,264	$8.03	6.97	$6,190
Conversion of Return-Target Options to Time-Based Options	(9,112)	8.58	—	—
Canceled or forfeited	(419,122)	10.34	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2023	1,725,030	$7.47	5.78	$13,318
Vested and expected to vest as of December 31, 2023	1,725,030	$7.47	5.78	$13,318
Exercisable as of December 31, 2023	—	$—	—	$—

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2021	3,265,126	$7.53	7.27	$47,947
Granted	—	—	—	—
Canceled or forfeited	(1,111,862)	6.54	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2022	2,153,264	$8.03	6.97	$6,190
Vested and expected to vest as of December 31, 2022	2,153,264	$8.03	6.97	$6,190
Exercisable as of December 31, 2022	—	$—	—	$—
Restricted Stock Units
The RSUs under the 2021 Plan granted prior to May 2022 vest 25% each year and become fully vested after 4 years of service. RSUs under the 2021 Plan granted during or after May 2022 vest 6.25% at the end of each successive quarter and become fully vested after 4 years of service.
RSU activity for the years ended December 31, 2024, and 2023 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	2,426,147	$19.43
Granted	8,050,276	10.78
Canceled or forfeited	(1,306,090)	16.17
Vested	(1,084,966)	15.48
Outstanding as of December 31, 2022	8,085,367	$11.88
Granted	4,936,078	13.56
Canceled or forfeited	(1,064,682)	13.35
Vested	(2,942,328)	12.54
Outstanding as of December 31, 2023	9,014,435	$12.41
Granted	5,997,330	10.45
Canceled or forfeited	(2,239,793)	11.14
Vested	(3,207,853)	12.09
Outstanding as of December 31, 2024	9,564,119	$11.59
Vested and expected to vest as of December 31, 2024	9,564,119
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

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

MSU activity for the year ended December 31, 2024, is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	1,465,286	14.53
Canceled or forfeited	(256,024)	14.41
Vested	—	—
Outstanding as of December 31, 2022	1,209,262	$14.55
Granted	1,446,396	21.01
Canceled or forfeited	(444,979)	16.52
Change in awards based on performance	139,609	14.93
Vested	(549,802)	14.97
Outstanding as of December 31, 2023	1,800,486	$19.28
Granted	1,395,332	14.86
Canceled or forfeited	(517,284)	18.51
Change in awards based on performance	(133,473)	21.38
Vested	(515,890)	18.57
Outstanding as of December 31, 2024	2,029,171	$16.09
Vested and expected to vest as of December 31, 2024	2,029,171
2021 Employee Stock Purchase Plan (“ESPP”)
The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of December 31, 2024, 6,161,033 shares of common stock are reserved for issuance under the ESPP, and the number of shares available for issuance is increased on January 1 of each calendar year beginning in 2022 and ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.
The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on (i) the first business day of the offering period or (ii) the last business day of the offering period, whichever is lower. The ESPP is offered to employees in six-month windows, with phases beginning on February 1 and August 1 of each calendar year. No shares were issued under the ESPP for the year ended December 31, 2022. For the window that ended on January 31, 2023, employees purchased 111,163 shares at a price of $7.93 per share. For the window that ended on July 31, 2023, employees purchased 162,406 shares at a price of $8.77 per share. For the window that ended on January 31, 2024, employees purchased 153,239 shares at a price of $12.37 per share. For the window that ended on July 31, 2024, employees purchased 172,615 shares at a price of $8.65 per share. After such purchases, 5,561,610 shares were available for future purchase under the ESPP.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. Stockholders' equity
Common stock
As of December 31, 2024, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.
During the year ended December 31, 2024, the Company issued 3,723,743 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 64,049 shares of common stock for $409, and employees purchased 325,854 shares of common stock through the ESPP.
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

14. Leases
The Company leases office spaces under non-cancelable lease terms and has a remaining lease term of up to 7.8 years, with a number of month-to-month leases that are accounted for as short-term leases. The weighted-average remaining term of the Company's operating leases was 3.5 years as of December 31, 2024. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 6.0% as of December 31, 2024.
The following table presents components of lease cost recorded in the Consolidated Statements of Operations and Comprehensive Income:

	December 31, 2024	December 31, 2023	December 31, 2022
Lease costs:
Operating lease costs	$9,404	$8,742	$7,141
Short-term lease costs	2,127	2,537	3,393
Variable lease costs	843	683	395
Sublease income	(2,624)	(2,624)	(2,624)
Total lease costs	$9,750	$9,338	$8,306
For the years ended December 31, 2024, and 2023, operating cash flows included $10,780 and $8,792 of cash paid for operating lease liabilities and $2,825 and $2,756 received from the sublease. As of December 31, 2024, there were no material operating leases that have not yet commenced.

As of December 31, 2024, and 2023, the Company has provided $2,256 and $1,925, respectively, in security deposits which are recorded within other long-term assets on the Company's Consolidated Balance Sheets.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

As of December 31, 2024, the maturities of remaining lease payments included in the measurement of operating leases are as follows:

Maturities of Remaining Lease Payments
2025	$11,106
2026	7,495
2027	2,756
2028	723
2029	1,235
Thereafter	3,129
Total lease payments	26,444
Less: imputed interest	(2,886)
Total operating lease liability	$23,558

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of December 31, 2024, were approximately $116,203 for periods through 2028.

16. Employee contribution plans
The Company is a sponsor of certain qualified defined contribution plans covering all eligible employees. Such plans provide for matching contributions and in certain plans profit-sharing contributions. The Company made matching contributions of $4,665, $4,704 and $4,062 for the years ended December 31, 2024, 2023, and 2022, respectively.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17. Net income per share
Basic and diluted net income per share is computed by dividing net income by the weighted-average shares outstanding:

	December 31,
	2024	2023	2022
Numerator:
Net income	$37,795	$7,238	$15,373
Denominator:
Basic Shares:
Weighted average shares outstanding	161,060,227	156,272,335	154,699,694
Diluted Shares:
Basic weighted average shares outstanding	161,060,227	156,272,335	154,699,694
Dilutive effect of stock-based awards	4,405,609	5,450,796	2,558,389
Weighted-average diluted shares outstanding	165,465,836	161,723,131	157,258,083
Net income per share:
Basic	$0.23	$0.05	$0.10
Diluted	$0.23	$0.04	$0.10
The following potential outstanding equity awards were excluded from the computation of diluted net income per share attributable to common stockholders for the years presented given that their inclusion would have been anti-dilutive. Since the conditions associated with the vesting of the Return Target Options, RSUs and MSUs have not occurred as of the reporting date, such options are excluded from the table below.

	December 31,
	2024	2023	2022
Options to purchase common stock	1,200,684	1,603,489	4,464,179
Restricted stock units	3,023,499	714,296	1,834,100
Market stock units	515,199	1,011,426	417,010
Total	4,739,382	3,329,211	6,715,289

18. Fair value disclosures
Assets and liabilities measured at fair value on a recurring basis
The Company invests in money market funds, which are measured and recorded at fair value on a recurring basis at each reporting period. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.
The following table summarizes our cash equivalents measured at fair value on a recurring basis:

	Fair value hierarchy	Fair value
Money market funds
December 31, 2023	Level 1	$15,331
December 31, 2024	Level 1	$16,055

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

19. Related-party transactions
The Company incurs expenses for consulting services and other expenses related to services provided by Vista Consulting Group, LLC (“VCG”). Total expenses incurred by the Company for VCG (a Vista related party) were $2, $2 and $77 for the years ended December 31, 2024, 2023 and 2022, respectively. These costs were included in general and administrative expenses. There were no amounts due to VCG as of December 31, 2024, and 2023.
The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC (“VEP”). The Company incurred expenses of $33, $100 and $75 during the years ended December 31, 2024, 2023 and 2022, respectively, for various travel and other expenses. These costs were included in general and administrative expenses. Amounts due to VEP were $0 and $30 as of December 31, 2024, and 2023, respectively.
In May 2023, funds affiliated with Vista conducted an underwritten secondary offering of 11,500,000 shares of the Company’s common stock. In June 2023, funds affiliated with Vista sold 5,220,000 shares of the Company’s common stock in a block trade in compliance with Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). In December 2023, funds affiliated with Vista conducted an underwritten secondary offering of 11,000,000 shares of the Company's common stock. The Company did not receive any proceeds from these sales, but bore the costs associated therewith (other than underwriting discounts and commissions), which were $1,770 and were recorded within General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
The Company had other related party transactions with companies owned by Vista that are immaterial individually and in the aggregate to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income.

20. Restructuring
On December 7, 2022, the Company announced a reduction in workforce of approximately 120 employees to better align resources, consistent with the Company’s strategy of increasing operational efficiency and improving productivity. The Company recognizes a liability and the related expense for these restructuring costs when the liability is incurred and can be measured. Restructuring accruals are based upon management estimates at the time and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. There was no remaining liability as of December 31, 2023, and therefore, no activity during the year ended December 31, 2024 or December 31, 2023.

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

Restructuring Reserve
Balance at December 31, 2022	$4,315
Restructuring reserve increase	69
Payments and impact of FX	(4,384)
Balance at December 31, 2023	$—

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

21. Condensed Financial Information of Registrant (Parent Company Only)

INTEGRAL AD SCIENCE HOLDING CORP.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Total current assets	—	—
Investment in subsidiaries	1,008,011	909,456
Total assets	$1,008,011	$909,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$—	$—
Total current liabilities	—	—
Total liabilities	—	—
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at December 31, 2024, 0 shares issued and outstanding at December 31, 2024 and 2023	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized at December 31, 2024, 162,871,266 and 158,757,620 shares issued and outstanding at December 31, 2024 and 2023, respectively	163	159
Additional paid-in-capital	964,765	901,259
Accumulated other comprehensive loss	(3,666)	(916)
Accumulated earnings	46,749	8,954
Total stockholders’ equity	1,008,011	909,456
Total liabilities and stockholders’ equity	$1,008,011	$909,456

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

INTEGRAL AD SCIENCE HOLDING CORP.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
Revenue	$—	$—	$—
Operating expenses	—	—	—
Operating income	—	—	—
Interest income, net	—	—	—
Income before provision for income taxes and equity in net income of subsidiaries	—	—	—
Benefit from income taxes	—	—	—
Equity in net income of subsidiaries	37,795	7,238	15,373
Net income	$37,795	$7,238	$15,373

INTEGRAL AD SCIENCE HOLDING CORP.
(PARENT COMPANY ONLY)
CONDENSED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
Net income	$37,795	$7,238	$15,373
Other comprehensive (loss) income, net of tax:
Subsidiaries’ other comprehensive (loss) income	(2,750)	1,983	(2,584)
Total other comprehensive (loss) income	(2,750)	1,983	(2,584)
Total comprehensive income	$35,045	$9,221	$12,789
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

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Basis of presentation

These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the parent’s investments in subsidiaries are presented under the equity method of accounting. A condensed statement of cash flows was not presented because the parent has no material operating, investing, or financing cash flow activities for the years ended December 31, 2024, 2023 and 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the accompanying notes to the consolidated financial statements.

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
Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes during the quarter ended December 31, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers

During the quarter ended December 31, 2024, none of our directors or officers (as defined in in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 annual meeting of shareholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 (the “Proxy Statement”), and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

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
3.1
Certificate of Incorporation of Integral Ad Science Holding Corp., dated June 29, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2021).

3.2	Bylaws of Integral Ad Science Holding Corp., dated June 29, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2021).

4.1*	Description of the Company's capital stock.

4.2
Registration Rights Agreement, dated July 2, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2021).

10.1
Director Nomination Agreement, dated as of July 2, 2021, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2021).

10.2+
Integral Ad Science Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the SEC on June 14, 2021).

10.3+
Integral Ad Science Holding Corp. Amended and Restated 2018 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the SEC on June 14, 2021).

10.4
Integral Ad Science Holding Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8 (No. 333-257619), filed with the SEC on July 1, 2021).

10.5
Amendment No. One to the Integral Ad Science Holding Corp. 2021 Employee Stock Purchase Plan, effective as of August 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022)

10.6
Credit Agreement, dated as of September 29, 2021, by and among Integral Ad Science, Inc., as borrower, Kavacha Holdings, Inc., as a guarantor, the other loan parties thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 29, 2021).

10.7
First Amendment to Credit Agreement, dated as of June 23, 2023, by and among Integral Ad Science, Inc. as borrower, Kavacha Holdings, Inc., as a guarantor, the other loan parties thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 3, 2023).

10.8+
Form of Restricted Stock Unit Notice and Agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the SEC on June 14, 2021).

10.9+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (No. 333-257619), filed with the SEC on July 1, 2021).

10.10+	Form of Stock Option Award Notice (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the SEC on June 21, 2021).

10.11+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the SEC on June 14, 2021).

10.12+
Employment Agreement, dated December 3, 2018, by and between Integral Ad Science, Inc. and Lisa Utzschneider (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-256770), filed with the SEC on June 4, 2021).

10.13+
Employment Agreement dated as of September 11, 2022, by and between Integral Ad Science, Inc. and Tania Secor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2022).

10.14+
Amendment No. 1 to Employment Agreement, dated as of October 21, 2022, by and between Integral Ad Science, Inc. and Tania Secor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2022).

10.15+
Employment Agreement dated as of October 22, 2023, by and between Integral Ad Science, Inc. and Alex Gil (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2024).

10.16+
Consulting Agreement, dated as of January 3, 2025, by and between Integral Ad Science Holding Corp. and Jill Putman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 3, 2025).

10.17+
Separation Agreement and Release of Claims, dated as of January 30, 2025, by and between Integral Ad Science, Inc. and Tania Secor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2025).

10.18+*	Letter Agreement, dated as of February 25, 2025, by and between Integral Ad Science, Inc. and Alex Gil.

19.1*	Integral Ad Science Holding Corp. Insider Trading Policy, dated as of February 11, 2025.

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm, filed herewith.

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of the Interim Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2**	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

97.1
Integral Ad Science Holding Corp. Clawback Policy, dated as of December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 28, 2025

Integral Ad Science Holding Corp.

By:	/s/ Lisa Utzschneider
Name:	Lisa Utzschneider
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities indicated as of February 28, 2025.

Signature	Title

/s/ Lisa Utzschneider	Chief Executive Officer and Director (Principal Executive Officer)
Lisa Utzschneider

/s/Jill Putman	Interim Chief Financial Officer and Director (Principal Financial Officer)
Jill Putman

/s/ Alexis Gil II	Chief Accounting Officer (Principal Accounting Officer)
Alexis Gil II

/s/ Rod Aliabadi	Director
Rod Aliabadi

/s/ Otto Berkes	Director
Otto Berkes

/s/ Michael Fosnaugh	Director and Chair of the Board
Michael Fosnaugh

/s/ Bridgette Heller	Director
Bridgette Heller

/s/ Christina Lema	Director
Christina Lema

/s/ Brooke Nakatsukasa	Director
Brooke Nakatsukasa

/s/ Martin Taylor	Director
Martin Taylor

/s/ Robert Lord	Director
Robert Lord