Form 10-Q
period 2025-03-31
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2025-05-12
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40557

INTEGRAL AD SCIENCE HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-0731995
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12 E 49th Street, 20th Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)
(646) 278-4871
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address or former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 5, 2025, the Registrant had 165,016,300 shares of common stock, $0.001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$59,120	$84,469
Restricted cash	288	506
Accounts receivable, net of allowance for credit losses of $5,622 and $7,454 as of March 31, 2025 and December 31, 2024, respectively	86,866	79,427
Unbilled receivables	51,053	53,388
Prepaid expenses and other current assets	41,008	36,639
Due from related party	7	28
Total current assets	238,342	254,457
Property and equipment, net	3,941	4,004
Internal use software, net	56,428	53,636
Intangible assets, net	132,533	140,943
Goodwill	674,505	673,025
Operating lease right-of-use assets, net	18,811	17,888
Deferred tax asset, net	1,731	1,675
Other long-term assets	6,061	5,943
Total assets	$1,132,352	$1,151,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,732	$72,910
Operating lease liabilities, current	10,801	10,184
Due to related party	—	11
Deferred revenue	841	1,061
Total current liabilities	59,374	84,166
Deferred tax liability, net	1,727	3,118
Long-term debt, net	14,305	34,189
Operating lease liabilities, non-current	13,177	13,374
Other long-term liabilities	8,743	8,713
Total liabilities	97,326	143,560
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at March 31, 2025; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 163,988,856 and 162,871,266 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	164	163
Additional paid-in-capital	981,980	964,765
Accumulated other comprehensive loss	(1,860)	(3,666)
Retained earnings	54,742	46,749
Total stockholders’ equity	1,035,026	1,008,011
Total liabilities and stockholders’ equity	$1,132,352	$1,151,571

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2025	2024
Revenue	$134,066	$114,530
Operating expenses:
Cost of revenue	30,126	26,161
Sales and marketing	32,128	31,825
Technology and development	19,700	17,978
General and administrative	26,196	21,380
Depreciation and amortization	16,463	15,080
Foreign exchange (gain) loss, net	(1,998)	1,569
Total operating expenses	122,615	113,993
Operating income	11,451	537
Interest expense, net	(72)	(1,926)
Net income (loss) before income taxes	11,379	(1,389)
(Provision) benefit for income taxes	(3,386)	134
Net income (loss)	$7,993	$(1,255)
Net income (loss) per share – basic and diluted:	$0.05	$(0.01)
Weighted average shares outstanding:
Basic	163,646,444	159,385,167
Diluted	166,811,853	159,385,167
Other comprehensive income (loss):
Foreign currency translation adjustments	1,806	(1,059)
Total comprehensive income (loss)	$9,799	$(2,314)

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2025

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2024	162,871,266	$163	$964,765	$(3,666)	$46,749	$1,008,011
RSUs and MSUs vested	917,186	1	—	—	—	1
ESPP purchase	200,404	—	1,690	—	—	1,690
Stock-based compensation	—	—	15,525	—	—	15,525
Foreign currency translation adjustment	—	—	—	1,806	—	1,806
Net income	—	—	—	—	7,993	7,993
Balance, March 31, 2025	163,988,856	$164	$981,980	$(1,860)	$54,742	$1,035,026

Three Months Ended March 31, 2024

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
Balance, December 31, 2023	158,757,620	$159	$901,259	$(916)	$8,954	$909,456
RSUs and MSUs vested	806,546	1	—	—	—	1
Option exercises	44,049	—	313	—	—	313
ESPP purchase	153,239	—	1,895	—	—	1,895
Stock-based compensation	—	—	15,725	—	—	15,725
Foreign currency translation adjustment	—	—	—	(1,059)	—	(1,059)
Net loss	—	—	—	—	(1,255)	(1,255)
Balance, March 31, 2024	159,761,454	$160	$919,192	$(1,975)	$7,699	$925,076
See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(IN THOUSANDS)	2025	2024
Cash flows from operating activities:
Net income (loss)	$7,993	$(1,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,463	15,080
Stock-based compensation	15,525	15,738
Foreign currency (gain) loss, net	(2,486)	1,395
Deferred tax benefit	(1,447)	(5)
Amortization of debt issuance costs	116	116
Reversal of credit losses	(1,134)	(188)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,439)	6,436
Decrease in unbilled receivables	2,656	3,167
Increase in prepaid expenses and other current assets	(3,429)	(13,759)
Increase in operating leases, net	(526)	(202)
Decrease in other long-term assets	4	19
Decrease in accounts payable and accrued expenses and other long-term liabilities	(24,548)	(28,278)
(Decrease) increase in deferred revenue	(229)	644
Increase (decrease) in due to/from related party	10	(39)
Net cash provided by (used in) operating activities	3,529	(1,131)
Cash flows from investing activities:
Purchase of property and equipment	(554)	(1,128)
Acquisition and development of internal use software and other	(10,347)	(9,163)
Net cash used in investing activities	(10,901)	(10,291)
Cash flows from financing activities:
Repayment of long-term debt	(20,000)	(30,000)
Proceeds from exercise of stock options	—	313
Cash received from Employee Stock Purchase Program	1,232	1,393
Net cash used in financing activities	(18,768)	(28,294)
Net decrease in cash, cash equivalents, and restricted cash	(26,140)	(39,716)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	597	(847)
Cash, cash equivalents and restricted cash at beginning of period	87,335	127,290
Cash, cash equivalents and restricted cash at end of period	$61,792	$86,727
Supplemental Disclosures:
Net cash (received) paid during the period for:
Interest	$(23)	$1,879
Taxes	$822	$268
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$55	$2
Internal use software acquired included in accounts payable	$520	$573
Lease liabilities arising from right of use assets	$2,993	$189

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

1.    Description of business

Integral Ad Science Holding Corp. and its wholly-owned subsidiaries (together, the "Company" or "IAS") is a leading global digital advertising verification company by revenue. The Company’s mission is to be the global benchmark for trust and transparency in digital media quality for the world’s leading brands, publishers, and platforms. The Company’s cloud-based technology platform provides actionable insights and delivers independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV ("CTV"), social, display, and video. The Company’s proprietary and Media Rating Council (the "MRC") accredited Quality Impressions® metric is designed to verify that digital ads are served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography. The Company is an independent, trusted partner for buyers and sellers of digital advertising to increase accountability, transparency, and effectiveness in the market. The Company helps advertisers optimize their ad spend and better measure consumer engagement with campaigns across platforms, while enabling publishers to improve their inventory yield and revenue.

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

(a) Basis of presentation

The Company’s condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and reflect the financial position, results of operations and cash flows for all periods presented. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of Cash Flows and of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on February 28, 2025 (the "2024 Form 10-K") and these unaudited condensed consolidated financial statements should be read in conjunction with the 2024 Form 10-K.

(b) Basis of consolidation

The condensed consolidated financial statements include the accounts of Integral Ad Science Holding Corp. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the estimated useful lives of intangible assets and internal use software, the allowance for credit losses, goodwill impairment testing, assumptions used to calculate equity-based compensation, and the realization of deferred tax assets. The Company bases its estimates on past experience, market conditions, and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis. Actual results may differ from these estimates due to risks and uncertainties, including the continued uncertainty surrounding the stability of economic conditions due to new and proposed tariffs and uncertainty in the global trade environment, high inflation, changes to fiscal and monetary policy, high interest rates, currency fluctuations, fluctuations and instability in the financial and capital markets and disruptions in European economies as a result of the war in Ukraine and other geopolitical issues.

(d) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiaries is the currency of the primary economic environment in which they operate, which is their local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Transaction gains and losses including those on intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange (gain) loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the three months ended March 31, 2025, foreign exchange gain, net consists of unrealized foreign exchange gains of $2,486 and realized transaction losses of $488. For the three months ended March 31, 2024, foreign exchange loss, net consists of unrealized foreign exchange losses of $1,395 and realized transaction losses of $174.

(e) Cash, cash equivalents, and restricted cash

Cash and cash equivalents include money market accounts and other highly liquid investments with an original maturity date of three months or less at the time of purchase. Cash amounts with restrictions are classified as restricted cash within the Condensed Consolidated Balance Sheets.

The Company generated interest income of $696 and $954 during the three months ended March 31, 2025 and March 31, 2024, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$59,120	$84,469
Short-term restricted cash	288	506
Long-term restricted cash (held in other long-term assets)	2,384	2,360
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$61,792	$87,335

(f) Accounts receivable, net

Accounts receivable are carried at the original invoiced amount less an allowance for credit losses. The allowance is estimated by pooling accounts receivables based on similar risk characteristics, and expected credit loss exposure is evaluated for each accounts receivable pool. Invoices are typically issued with net 30-days to net 90-days terms. Account balances are considered delinquent if payment is not received by the due date, and the receivables are written-off when deemed uncollectible. The allowance for credit losses is recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The activity in our allowance for credit losses consists of the following:

	March 31, 2025	March 31, 2024
Balance, beginning of period	$7,454	$8,645
Change in provision	(1,134)	(188)
Receivables written-off and impact of exchange rates	(698)	(106)
Balance, end of period	$5,622	$8,351
(g) Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The fair value of restricted stock units ("RSUs") that vest over a period of time subject to continued employment is determined on the grant date based on the grant date closing stock price. The Company used the assumptions below in valuing its time-based service options, which vest over a period of time subject to continued employment ("Time-Based Options"), return-target options ("Return-Target Options"), which vest upon a realized cash return of the equity investment of Vista Equity Partners ("Vista"), and funds controlled by Vista and registration of the shares held by Vista, market stock units ("MSUs"), and shares to be purchased under the 2021 Employee Stock Purchase Plan ("ESPP").

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

Fair value — The Company’s shares are traded in the public market, and accordingly the Company uses the applicable closing price of its common stock to determine fair value.

	March 31, 2025	March 31, 2024
Estimated fair value	$3.32	$4.47
Expected volatility (%)	60%	50%
Expected term (in years)	0.50	0.50
Risk-free interest rate (%)	4.23%	5.15%
Dividend yield	—	—

(h) Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires companies to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclosure more detailed information about income taxes paid, including by jurisdiction, pretax income (or loss) from continuing operations and income tax expense (or benefit). The updated standard is effective for annual reporting periods, beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)," which requires companies to disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: (i) disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization, (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements, (iii) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iv) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The updated standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of this guidance and assessing the potential impact of the rule on its consolidated financial statement disclosures.

3.     Revenue
The following table disaggregates revenue by channel:

	Three Months Ended March 31,
	2025	2024
Optimization revenue	$64,807	$52,461
Measurement revenue	48,371	46,315
Publisher revenue	20,888	15,754
Total revenue	$134,066	$114,530

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for services that have not yet been performed. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations to be recognized over the next one to three years was $24,647. For customers contracting with us on a usage-based pricing model, the Company elected to disclose only the contractual minimum attributed to these performance obligations. For contracts that have a duration of one year or less, the Company has not disclosed the remaining performance obligation.

4.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			March 31, 2025	December 31, 2024
Computer and office equipment	1	-	3 years	$4,151	$3,893
Leasehold improvements	Various			2,867	2,794
Furniture	5 years			590	573
Total property and equipment				7,608	7,260
Less: accumulated depreciation				(3,667)	(3,256)
Total property and equipment, net				$3,941	$4,004

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2025 and March 31, 2024 was $366 and $309, respectively.

5.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			March 31, 2025	December 31, 2024
Internal use software	3	-	5 years	$111,724	$101,326
Less: asset impairments				—	(170)
Less: accumulated amortization				(55,296)	(47,520)
Total internal use software, net				$56,428	$53,636

Amortization expense related to internal use software for the three months ended March 31, 2025 and March 31, 2024 was $7,574 and $5,286, respectively.

6.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	March 31, 2025
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	6	-	15 years	$300,800	$(177,049)	$123,751	7.5 years
Developed technology	5 years			22,639	(17,830)	4,809	1.6 years
Trademarks	5	-	9 years	19,700	(15,727)	3,973	2.2 years
Total				$343,139	$(210,606)	$132,533

	December 31, 2024
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,921	$(171,150)	$130,771	7.7 years
Developed technology	5 years			136,889	(131,300)	5,589	1.8 years
Trademarks	5	-	9 years	19,700	(15,117)	4,583	2.4 years
Total				$458,510	$(317,567)	$140,943

Amortization expense related to intangibles for the three months ended March 31, 2025 and March 31, 2024 was $8,523 and $9,485, respectively. During the three months ended March 31, 2025, the Company wrote-off $1,169 and $114,559 of fully-amortized customer relationships and developed technology assets and the corresponding accumulated amortization.

Amortization expense for the subsequent five years and thereafter is as follows:

2025 (remaining nine months)	$25,598
2026	29,897
2027	20,616
2028	14,340
2029	12,617
2030	11,103
2031 and thereafter	18,362
Total	$132,533

7.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2024	$673,025
Impact of exchange rates and other	1,480
Goodwill as of March 31, 2025	$674,505

8.    Accounts payable and accrued expenses and other long-term liabilities

Accounts payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accounts payable	$4,145	$16,205
Accrued payroll	6,806	7,123
Accrued professional fees	5,883	3,780
Accrued bonuses and commissions	9,612	19,781
Accrued revenue sharing	3,776	4,500
Taxes payable	4,932	6,673
Accrued hosting fees	5,446	6,006
Other accrued expenses	7,132	8,842
Total accounts payable and accrued expenses	$47,732	$72,910

Other long-term liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Security deposit received	$672	$672
Uncertain tax positions	8,071	8,041
Total Other long-term liabilities	$8,743	$8,713

9.    Long-term debt

On September 29, 2021, the Company entered into a credit agreement with various lenders, which was amended on June 23, 2023 (as amended, the "Credit Agreement"), that provides for an initial $300,000 in commitments for revolving credit loans (the "Revolver"), which amount may be increased or decreased under specific circumstances, with a $30,000 letter of credit sublimit and a $100,000 alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. In connection with the entry into the Revolver, the Company incurred costs of $2,318 that are included in Long-term debt, net, in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, the Company had no draw downs and paid down $20,000 on the Revolver.

Borrowings under the Credit Agreement are scheduled to mature on September 29, 2026. The Credit Agreement contains certain customary events of default including failure to make payments when due thereunder, and failure to observe or perform certain covenants.

The interest rates for the Revolver under the Credit Agreement (i) for U.S. dollar loans are equal to the applicable rate for base rate loans ranging from 0.75% to 1.50% per annum, (ii) for Term SOFR Loans (as defined in the Credit Agreement) ranging from 1.75% to 2.50% per annum, (iii) for RFR Loans (as defined in the Credit Agreement) denominated in sterling ranging from 1.7826% to 2.5326%, and (iv) for RFR Loans denominated in euro ranging from 1.7965% to 2.5456%, in each case, based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The Company is required to pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio. The interest rate on March 31, 2025 was 6.4%.

Any borrowings under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of March 31, 2025, the Company was in compliance with all covenants contained in the Credit Agreement.

	March 31, 2025	December 31, 2024
Revolver	$15,000	$35,000
Less: Unamortized debt issuance costs	(695)	(811)
Total carrying amount	$14,305	$34,189

Amortization expense related to debt issuance costs was $116 for both the three months ended March 31, 2025 and March 31, 2024. The Company recognized interest expense of $519 and $2,765 for the three months ended March 31, 2025 and March 31, 2024, respectively. Amortization of debt issuance costs is recorded to interest expense, net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Future principal payments of long-term debt as of March 31, 2025 are as follows:

Year Ending
2025	$—
2026	15,000
$15,000

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

For the three months ended March 31, 2025, the Company recorded an income tax provision of $3,386 and for the three months ended March 31, 2024, the Company recorded an income tax benefit of $134. The Company’s effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was 29.8% and 9.6%, respectively. The Company's effective tax rate for the three months ended March 31, 2025 is higher than for the respective three months ended March 31, 2024, primarily due to permanent tax differences and discrete items.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. The Company is not currently under audit in any taxing jurisdiction.

11.    Segment data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is the CODM.

The Company manages its operations as a single operating and reportable segment for the purpose of assessing and making operating decisions. The Company's CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actuals using net income and revenue among other measures of performance. The Company's CODM does not review assets in evaluating the results of the Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The following table presents the significant expense categories regularly provided to the CODM used in the determination of consolidated net income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
Revenue	$134,066	$114,530
Less:
Cost of revenue (excluding compensation expense)	28,656	24,567
Compensation expense	57,716	54,258
Non-compensation expense	19,780	20,088
Depreciation and amortization	16,463	15,080
Interest expense, net	72	1,926
Provision (benefit) for income taxes	3,386	(134)
Net income (loss)	$7,993	$(1,255)

The following table summarizes revenue by geographic area based on selling location:

	Three Months Ended March 31,
	2025	2024
North and South America ("Americas")	$91,396	$78,519
Europe, Middle East and Africa ("EMEA")	33,665	27,227
Asia and Pacific Rim ("APAC")	9,005	8,784
Total revenue	$134,066	$114,530

For the three months ended March 31, 2025 and March 31, 2024 revenue in the U.S. was $87,420 and $74,284, respectively.

The following table summarizes long lived assets (including property and equipment, net and operating lease right-of-use assets), net by geographic area:

	March 31, 2025	December 31, 2024
Americas	$8,963	$10,506
EMEA	10,076	7,367
APAC	3,713	4,019
Total long-lived assets	$22,752	$21,892

For the three months ended March 31, 2025 and year ended December 31, 2024 long lived assets, net in the U.S. was $8,963 and $10,506, respectively. For the three months ended March 31, 2025 and year ended December 31, 2024 long lived assets, net in the U.K. was $6,694 and $6,651, respectively.

12.    Stock-based compensation

Total stock-based compensation expense for all equity arrangements for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$80	$124
Sales and marketing	4,773	5,738
Technology and development	4,806	4,399
General and administrative	5,866	5,477
Total	$15,525	$15,738

The Company maintains multiple stock-based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	Three Months Ended March 31,		Unamortized expense as of	Weighted average vesting term
	2025	2024	March 31, 2025
Time Based Options
2018 Plan	$—	$445
2021 Plan	468	536
Total Time-Based Options Expense	$468	$981	$465	0.3 years

Other Equity Awards Under 2021 Plan
Restricted Stock Units ("RSUs")	$11,030	$9,565	$89,798	2.7 years
Market Stock Units ("MSUs")	3,542	4,619	10,896	2.7 years
Other Equity Awards Under 2021 Plan Expense	$14,572	$14,184	$100,694

Employee Stock Purchase Plan ("ESPP")	$485	$573

Total Stock-Based Compensation Expense	$15,525	$15,738	$101,159

Integral Ad Science Holding Corp. Amended and Restated 2018 Non-Qualified Stock Option Plan

On August 1, 2018, the Company adopted the 2018 Non-Qualified Stock Option Plan ("2018 Plan"). Under the 2018 Plan, the Company issued (i) Time-Based Options that vested over four years with 25% vesting after twelve months and an additional 6.25% vesting at the end of each successive quarter thereafter; and (ii) Return-Target Options.

In connection with the Company's initial public offering (“IPO”), the 2018 Plan was amended and restated ("Amended and Restated 2018 Plan") with the following modifications: (i) the provision to repurchase the Time-Based Options at cost upon resignation of the employee was removed and (ii) the Return-Target Options were modified to include vesting upon a sale of shares by Vista following the IPO resulting in Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion.

The Return-Target Options become exercisable following both (i) a registration of shares of common stock held by Vista and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. During the second quarter of 2023, with the filing of a “shelf” registration statement on Form S-3 and under then-current market conditions, the implied performance condition relating to the Return-Target Options was deemed to be probable and the Company recorded $23,450 of stock-based compensation expense at that time.

Vesting of the Time-Based Options accelerates when the Return-Target Options vest and therefore, recognition of the remaining unamortized stock compensation expense related to the Time-Based Options will accelerate when the Return-Target Options vest.

The total number of Time-Based Options and Return Target Options outstanding under the Amended and Restated 2018 Plan as of March 31, 2025 were 2,219,944 and 1,293,493, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan ("2021 Plan")

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of March 31, 2025, there were 51,202,752 shares reserved for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan is increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

As of March 31, 2025, there were 1,002,162 total options outstanding under the 2021 Plan, consisting of 667,866 Time-Based Options and 334,296 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.

Time-Based Service Option activity

Time-Based Service Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2024	2,887,810	$7.39	4.61	$13,859
Canceled or forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2025	2,887,810	$7.39	4.37	$8,589
Vested and expected to vest as of March 31, 2025	2,887,810	$7.39	4.37	$8,589
Exercisable as of March 31, 2025	2,846,065	$7.23	4.34	$8,589

Return-Target Options activity

Return-Target Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2024	1,627,789	$7.24	4.71	$7,743
Canceled or forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2025	1,627,789	$7.24	4.46	$4,702
Vested and expected to vest as of March 31, 2025	1,627,789	$7.24	4.46	$4,702
Exercisable as of March 31, 2025	—	—	—	—

Restricted Stock Units

The RSUs under the 2021 Plan granted prior to May 2022 vest 25% each year and become fully vested after 4 years of service. RSUs under the 2021 Plan granted during or after May 2022 vest 6.25% at the end of each successive quarter and become fully vested after 4 years of service.

RSU activity for the three months ended March 31, 2025 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	9,564,119	$11.59
Granted	564,121	10.52
Canceled or forfeited	(284,361)	12.73
Vested	(828,129)	11.82
Outstanding as of March 31, 2025	9,015,750	$11.47
Expected to vest as of March 31, 2025	9,015,750

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

MSU activity for the three months ended March 31, 2025 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	2,029,171	$16.09
Granted	—	—
Canceled or forfeited	—	—
Change in awards based on performance	(20,884)	17.66
Vested	(89,057)	16.06
Outstanding as of March 31, 2025	1,919,230	$16.07
Expected to vest as of March 31, 2025	1,919,230

2021 Employee Stock Purchase Plan ("ESPP")

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of March 31, 2025, 7,789,746 shares of common stock are reserved for issuance under the ESPP, and the number of shares available for issuance is increased on January 1 of each calendar year, beginning in 2022 and ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.

The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on (i) the first business day of the offering period or (ii) the last business day of the offering period, whichever is lower. The ESPP is offered to employees in six-month windows, with phases beginning on February 1 and August 1 of each calendar year. For the window that ended on January 31, 2025, employees purchased 200,404 shares at a price of $8.43 per share. For the window that ended on January 31, 2024, employees purchased 153,239 shares at a price of $12.37 per share. As of March 31, 2025, 6,989,919 shares were available for future purchase under the ESPP.

13.    Stockholders’ equity

As of March 31, 2025, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended March 31, 2025, the Company issued 917,186 shares of common stock for vested RSUs and MSUs and employees purchased 200,404 shares of common stock through the ESPP.

For the three months ended March 31, 2024, the Company issued 806,546 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 44,049 shares of common stock for $313, and employees purchased 153,239 shares of common stock through the ESPP.

14.    Commitments and contingencies

Indemnifications

In its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company’s customers, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware, and indemnifications related to the Company’s lease agreements. In addition, the Company’s advertiser and distribution partner agreements contain certain indemnification provisions which are generally consistent with those prevalent in the Company’s industry. The Company has not incurred any obligations under indemnification provisions historically and currently does not expect to incur significant obligations in the future. Accordingly, the Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying balance sheets.

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of March 31, 2025 were approximately $363,279 for periods through 2029.

15.    Net income (loss) per share

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average shares outstanding:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$7,993	$(1,255)
Denominator:
Basic Shares:
Weighted-average shares outstanding	163,646,444	159,385,167
Diluted Shares:
Basic weighted-average shares outstanding	163,646,444	159,385,167
Dilutive effect of stock-based awards	3,165,409	—
Weighted-average diluted shares outstanding	166,811,853	159,385,167
Net income (loss) per share:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

The following potential outstanding equity awards were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented given that their inclusion would have been anti-dilutive. Since the conditions associated with the vesting of the Return Target Options, RSUs and MSUs have not occurred as of the reporting date, such equity awards are excluded from the table below.

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	1,002,162	4,758,393
Restricted stock units	3,623,703	8,753,048
Market stock units	285,093	1,286,166
ESPP	—	201,034
Total	4,910,958	14,998,641

16.    Fair value disclosures

Assets and liabilities measured at fair value on a recurring basis

The Company invests in money market funds, which are measured and recorded at fair value on a recurring basis at each reporting period. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.

The following table summarizes our cash equivalents measured at fair value on a recurring basis:

	Fair value hierarchy	Fair value
Money market funds
March 31, 2025	Level 1	$16,224
December 31, 2024	Level 1	$16,055

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

17.    Related-party transactions

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC ("VEP"). For the three months ended March 31, 2025 and March 31, 2024, the Company incurred expenses of $4 and $16, respectively, for various travel and other expenses. These costs were included in general and administrative expenses. There were no amounts due to VEP as of March 31, 2025 and December 31, 2024.

In January 2024, underwriters exercised their option to purchase an additional 1,650,000 shares of the Company's common stock from funds affiliated with Vista, in connection with the secondary offering completed in December 2023. The Company did not receive any proceeds from these sales.
The Company had other related party transactions with companies controlled by Vista Equity Partners that are immaterial individually and in aggregate to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

18.    Subsequent Events

Equity Grants

Subsequent to March 31, 2025, the Company granted (i) RSUs with a grant date fair value aggregating $36.3 million to employees and (ii) MSUs with a grant date fair value aggregating $27.6 million to certain executive officers. The terms of the RSU and MSU awards are consistent with existing awards as described in Note 12.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•factors that affect the amount of advertising spending, such as economic downturns and marketability, uncertainty surrounding the stability of economic conditions due to new and proposed tariffs and uncertainty in the global trade environment, instability in geopolitical or market conditions generally, and any changes in tax treatment of advertising expenses;
•our failure to innovate or make the right investment decisions;
•our ability to provide digital or cross-platform analytics;
•our ability to sustain our profitability and revenue growth rate, particularly if our revenue growth continues to decline;
•issues in the development and use of artificial intelligence and machine learning;
•our failure to maintain or achieve industry accreditation standards;
•our dependence on integrations with advertising platforms, demand side providers ("DSPs"), proprietary platforms and ad severs that we do not control;
•our ability to maintain high impression volumes;
•risks that our customers do not pay or choose to dispute their invoices;
•our dependence on the overall demand for advertising;
•our ability to compete successfully with our current or future competitors in an intensely competitive market;
•our international expansion;
•our ability to expand into new channels;
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
•risks posed by earthquakes, fires, floods, public health crisis and other natural catastrophic events; and
•other factors disclosed in the section entitled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the sections titled "Risk Factors" and "Forward-Looking Statements" included in our 2024 Form 10-K and in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Unless the context otherwise requires, the terms "Company," "Integral Ad Science Holding Corp.," "IAS," "we," "us," "our," or similar terms refer to Integral Ad Science Holding Corp. and, where appropriate, its subsidiaries.

Overview

We are a leading global media measurement and optimization platform. Through our cloud-based technology platform and the actionable insights it provides, we deliver independent measurement and verification of digital advertising across all devices, channels, and formats, including desktop, mobile, connected TV ("CTV"), social, display, video and emerging media like audio and gaming. Our proprietary and Media Rating Council (the "MRC") accredited Quality Impressions® metric is designed to verify that digital ads are served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography.
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
As a leading global media measurement and optimization platform, we are deeply integrated with all the major advertising and technology platforms including Meta (which includes Facebook and Instagram), Google, YouTube, LinkedIn, Amazon, Microsoft, Pinterest, Snap, Spotify, TikTok, Reddit, The Trade Desk, X (formerly known as Twitter), and Yahoo. Our platform leverages customized, internally developed artificial intelligence and machine learning technologies to process over 280 billion digital interactions daily, on average, as of December 31, 2024. With this vast wealth of data, we provide actionable insights through our intuitive reporting tool, IAS Signal™, helping brands, agencies, publishers, and platform partners improve media quality.

Our pre-bid optimization and post-bid measurement and blocking solutions enable advertisers to measure campaign performance and value across viewability and attention, ad fraud prevention, brand safety and suitability, MFA, and contextual targeting for ads across platforms and environments like desktop, mobile in-app, social, and CTV platforms. Our pre-bid solution is directly integrated with DSPs to help optimize return on ad spend ("ROAS") by directing budget to the best available inventory. Our contextual ability is enabled through our deep integrations with all major DSPs. In addition, our targeting and pre-bid solutions extend to the social platforms. Additionally, our Total Visibility® offering provides marketers with actionable insights to optimize their campaign spend and drive higher yield by focusing on the most efficient and cost-effective pathways. Our solutions help hundreds of publishers globally deliver high quality ad inventory that is fraud free, viewable, brand safe and suitable, and geographically targeted.

Macroeconomic and Geopolitical Conditions

Current adverse macroeconomic and geopolitical conditions, currency fluctuations, high inflation, changes to fiscal and monetary policy, including uncertainty surrounding the stability of economic conditions, due to new and proposed tariffs and uncertainty in the global trade environment, fluctuations in the financial and capital markets and geopolitical instability may adversely affect our results. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. In that regard, over the last few years, we incurred foreign exchange gains and losses resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. dollar. Although the Federal Reserve decreased the federal funds rate in 2024, the rate continues to be elevated, and the Federal Reserved has announced fewer cuts than expected in 2025. If economic conditions deteriorate, there can be no assurance that the rate will decrease or that it will not be increased in 2025 or beyond.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our platform. Economic downturns, recessions or unstable market conditions, including as a result of global trade uncertainty, are difficult to predict and could cause advertisers to decrease their advertising budgets, which in turn reduces spend through our platform, or could impair the ability of advertisers to pay for services they purchased from us, in each case impacting our results.

Our Business Model

We generate revenue based on the volume of purchased digital ads that our solution measures. Advertisers and publishers use our media quality solutions for ad viewability, brand safety and suitability, optimization, context control, and ad fraud prevention. Our customers primarily pay us based on usage, where the customer pays a fee based on the total volume of ads measured. Certain contracts with customers utilize other pricing arrangements, including minimum commitments, overages based on tiered pricing, or flat fees. We maintain an expansive set of integrations across the digital advertising ecosystem, including with leading programmatic and social platforms, which enables us to cover all key channels, formats and devices.

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
•CTV. We continue to expand our CTV-specific solutions to meet the evolving needs of advertisers and publishers in this high-growth segment. For advertisers, IAS aims to deliver transparency, brand safety, and performance-driven insights, including industry-first MRC accreditations for viewability and invalid traffic detection in CTV. For publishers, our Publica by IAS CTV Ad Server is designed for streaming platforms to maximize yield and deliver seamless, high-quality ad experiences. Together, these solutions aim to drive trust and efficiency across the CTV ecosystem.
•Adjacent Product Expansion. We plan to expand our platforms and integrations to address new media protection and performance needs for our clients.

Increase Sales Within Our Existing Customer Base
We aim to increase the use of our products among existing customers across more campaigns and impressions. Given our comprehensive product portfolio, we believe we can cross-sell additional or new solutions to our existing customers in order to better provide end-to-end coverage to more clients from pre-bid protection and targeting post-bid verification, fraud prevention, safety, suitability, and other media quality reporting.

Acquire New Customers and Increase Market Share
Our ability to acquire new customers and increase our market share is dependent upon a number of factors, including the effectiveness of our solutions, marketing and sales to drive new business prospects and execution, client digital marketing investment adoption, new products and feature offerings, macroeconomic conditions that impact advertising spending budgets, global reach and the growth of the market for digital ad verification. In 2024, we invested resources to pursue new accounts that were previously serviced by Oracle who announced their exit from the advertising business.

Expand Customer Base Internationally
Our ability to expand our customer base internationally is dependent upon a number of factors, including effectively implementing our business processes and go-to-market strategy, our ability to adapt to market or cultural differences, the general competitive landscape, our ability to invest in our sales and marketing channels, the maturity and growth trajectory of our services by region and our brand awareness and perception. Global marketers are becoming increasingly cognizant of the value of sophisticated verification strategies and, as such, we believe there is growing demand for our services internationally. Our investments in international markets resulted in a 13% growth in international revenue year-over-year for the year ended December 31, 2024. We believe that Latin America, EMEA and APAC regions may represent substantial growth opportunities, and we are continually investing in developing our business in those markets by way of expanded in-market customer service investment and by leveraging our global relationships. We aim to continue to grow outside the U.S. in Europe and expand our international operations in other established markets such as China, Australia and Japan and view ourselves as best positioned to continue penetrating these markets given our market-leading global footprint.

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

The following table sets forth our key performance indicators for the periods set forth below:

	March 31,
	2025	2024
Net revenue retention of advertising customers (%) (as of the end of the period)	109%	113%
Total number of large advertising customers (as of the end of the period)	239	227

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

Our net revenue retention of advertising customers decreased to 109% for the trailing twelve-month period ended March 31, 2025 from 113% for the trailing twelve-month period ended March 31, 2024, primarily due to lower advertising revenue growth during the trailing-twelve-month period of 12% in 2025 compared to 15% revenue growth in 2024.

Total number of large advertising customers
Historically, our revenue has been primarily driven by large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise, and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross-sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased to 239 as of March 31, 2025, from 227 as of March 31, 2024. Revenue from large advertising customers represented 84% of our total advertising revenue (measurement and optimization revenue) for the trailing-twelve-month period ended March 31, 2025, 85% for the trailing-twelve-month period ended December 31, 2024, and 85% for the trailing-twelve-month period ended March 31, 2024. As macroeconomic conditions remain uncertain with inflation, global trade conditions, changes to fiscal and monetary policy, and currency fluctuations, there is no guarantee that we will continue to see an increase of large advertising customers.

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
We recognize revenue when control of the promised services are transferred to customers. We recognize revenue by multiplying the cost per thousand impressions ("CPM") and the number of impressions measured. An impression is measured by the platform when a digital ad is served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography. Contracts with our customers primarily utilize a usage-based structure, where the customer pays a fee to the Company based on the total ads measured. Depending on our customer needs, our contracts may utilize other pricing arrangements, including minimum commitments, overages based on tiered pricing, or flat fees.

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

Interest expense, net
Interest expense, net. Interest expense consists primarily of interest payments on our outstanding borrowings under our Credit Agreement (as defined below under "Liquidity and Capital Resources"), commitment fees on the undrawn portion of the revolver and amortization of related debt issuance costs net of interest income.

(Provision) benefit for income taxes
(Provision) benefit for income taxes. The income tax provision resulted from pre-tax book income multiplied by statutory tax rate, increased by non-deductible expenses relating to stock-based compensation, other discrete items and offset by research and development and other tax credits.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

(in thousands, except percentages)	Three Months Ended March 31,
	2025	2024
Revenue	$134,066	$114,530
Operating expenses:
Cost of revenue	30,126	26,161
Sales and marketing	32,128	31,825
Technology and development	19,700	17,978
General and administrative	26,196	21,380
Depreciation and amortization	16,463	15,080
Foreign exchange loss (gain), net	(1,998)	1,569
Total operating expenses	122,615	113,993
Operating income	11,451	537
Interest expense, net	(72)	(1,926)
Net (loss) income before income taxes	11,379	(1,389)
Benefit (provision) from income taxes	(3,386)	134
Net (loss) income	$7,993	$(1,255)
Net (loss) income margin	6%	(1)%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Operating expenses:
Cost of revenue	22%	23%
Sales and marketing	24%	28%
Technology and development	15%	16%
General and administrative	20%	19%
Depreciation and amortization	12%	13%
Foreign exchange loss (gain), net	(1)%	1%
Total operating expenses	91%	100%
Operating income	9%	—%
Interest expense, net	—%	(2)%
Net income (loss) before income taxes	8%	(1)%
(Provision) benefit for income taxes	(3)%	—%
Net (loss) income	6%	(1)%

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

(in thousands, except percentages)	Three Months Ended March 31,
	2025	2024	$ change	% change
Revenue	$134,066	$114,530	$19,536	17%
Operating expenses:
Cost of revenue	30,126	26,161	3,965	15%
Sales and marketing	32,128	31,825	303	1%
Technology and development	19,700	17,978	1,722	10%
General and administrative	26,196	21,380	4,816	23%
Depreciation and amortization	16,463	15,080	1,383	9%
Foreign exchange loss (gain), net	(1,998)	1,569	(3,567)	(227)%
Total operating expenses	122,615	113,993	8,622	8%
Operating income	11,451	537	10,914	2032%
Interest expense, net	(72)	(1,926)	1,854	(96)%
Net (loss) income before income taxes	11,379	(1,389)	12,768	(919)%
(Benefit) provision for income taxes	(3,386)	134	(3,520)	(2,627)%
Net (loss) income	$7,993	$(1,255)	$9,248	(737)%

Revenue

Total revenue increased by $19.5 million, or 17%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

(in thousands, except percentages)	Three Months Ended March 31,
	2025	2024	$ change	% change
Optimization revenue	$64,807	$52,461	$12,346	24%
Measurement revenue	48,371	46,315	2,056	4%
Publisher revenue	20,888	15,754	5,134	33%
Total revenue	$134,066	$114,530	$19,536	17%

Total revenue increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to an increase in our optimization revenue of $12.3 million, or 24%, reflecting growth in volume of impressions of 26%. Average CPMs were consistent for optimization when compared to the three months ended March 31, 2024. Measurement revenue increased $2.1 million, or 4%, reflecting growth in volume of impressions of 25%, offset in part by a 13% decline in average CPMs. Publisher revenue increased by $5.1 million, or 33%, primarily due to the growth of Publica, for the three months ended March 31, 2025. As our business continues to evolve, we see a larger mix of pricing arrangements, including minimum commitments, overages based on tiered pricing, or flat fees that provide greater flexibility and access to our platforms.

Operating expenses
Cost of Revenue. Cost of revenue increased by $4.0 million, or 15%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was driven by an increase in hosting fees of $2.0 million and an increase in revenue share to our DSP partners related to our growth in optimization revenue of $1.9 million. The remaining change in cost of revenue is aggregated from several other immaterial items.
Sales and marketing. Sales and marketing expenses increased by $0.3 million, or 1%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was due to an increase in compensation and related expenses of $1.0 million to support revenue growth and a $0.4 million increase in advertising expenses, partially offset by a decline in stock-based compensation expense of $1.0 million. The remaining change in sales and marketing expenses is aggregated from several other immaterial items.
Technology and development. Technology and development expenses increased by $1.7 million, or 10%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily due to an increase in compensation and related expenses of $0.9 million, stock-based compensation expense of $0.4 million and software application expenses of $0.4 million. These increases were partially offset by a decrease in professional services of $0.3 million. The remaining change in technology and development expenses is aggregated from several other immaterial items.
General and administrative. General and administrative expenses increased by $4.8 million, or 23%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily due to an increase in professional services of $2.0 million, compensation and related expenses of $1.6 million, software application expenses of $1.1 million, and stock-based compensation expense of $0.4 million. These increases were offset in part by a $0.9 million decrease in bad debt expense. The remaining change in general and administrative expenses is aggregated from several immaterial items.
Depreciation and amortization. Depreciation and amortization expenses increased by $1.4 million, or 9%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase results from an increase in amortization expense related to capitalization of internal-use software of $2.3 million and an increase in depreciation expense for property, plant and equipment of $0.1 million, partially offset by a decrease in amortization expense for intangible assets of $1.0 million.
Foreign exchange (gain) loss, net. Foreign exchange gain, net was $2.0 million for the three months ended March 31, 2025 as compared to a foreign exchange loss, net of $1.6 million for the three months ended March 31, 2024. The gain in the current period resulted from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. Dollar.

Interest expense, net
Interest expense, net. Interest expense, net decreased by $1.9 million, or 96%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was due to a $2.2 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver combined with a decrease in the interest rate on the Revolver from 7.4% at March 31, 2024 to 6.4% at March 31, 2025. The decrease in interest expense was partially offset by a $0.3 million decrease in interest income.

(Provision) benefit for income taxes
(Provision) benefit for income taxes. Provision for income taxes increased by $3.5 million, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The tax provision in the current year resulted mainly from the net income generated during the three months ended March 31, 2025, as compared to net loss incurred during the three months ended March 31, 2024, non-deductible executive compensation pursuant to Section 162(m) of the Internal Revenue Code and other discrete items, including stock-based compensation.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. We define Adjusted EBITDA as net income (loss) before depreciation and amortization, stock-based compensation, interest expense, net, provision (benefit) from income taxes, acquisition, restructuring and integration costs, and foreign exchange gains and losses. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with U.S. GAAP.

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

Adjusted EBITDA

(in thousands, except percentages)	Three Months Ended March 31,
	2025	2024
Net income (loss)	$7,993	$(1,255)
Depreciation and amortization	16,463	15,080
Stock-based compensation	15,525	15,738
Interest expense, net	72	1,926
Provision (benefit) for income taxes	3,386	(134)
Acquisition, restructuring and integration costs	74	126
Foreign exchange (gain) loss, net	(1,998)	1,569
Adjusted EBITDA	$41,515	$33,050
Revenue	$134,066	$114,530
Net income (loss) margin	6%	(1)%
Adjusted EBITDA margin	31%	29%

Liquidity and Capital Resources

General

As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $59.1 million, which was held for working capital purposes, as well as the available balance on our Revolver, as defined below.

Our principal commitments consist of obligations under operating leases for office space, our purchase commitments related to hosting and data services and repayments of long-term debt. We lease office space under operating leases, which expire on various dates through November 2032 and the total noncancellable payments under these leases were $26.7 million as of March 31, 2025, $11.7 million of which will be paid within the next 12 months and $15.0 million thereafter. Total noncancellable rentals under subleases were $5.9 million as of March 31, 2025, $2.9 million will be received in the next 12 months and $3.0 million thereafter. Total noncancellable purchase commitments related to hosting services as of March 31, 2025, were $363.3 million for periods through 2029, of which $79.6 million is committed for the next 12 months and $283.7 million thereafter. As of March 31, 2025, we had no short-term debt. Information about our long-term debt is provided below.

We have financed our operations primarily through cash on our balance sheet and debt financing. We believe our existing cash and cash equivalents, our Revolver and cash provided by operations will continue to be sufficient to meet our working capital and capital expenditure and cash needs for the next twelve months and the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, and global trade and market conditions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees, which is recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2025, we had deferred revenue of $0.8 million, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

Credit Agreement

On September 29, 2021, we entered into a credit agreement with various lenders (the "Credit Agreement"), which provides for an initial $300.0 million in commitments for revolving credit loans (the "Revolver"), which amount may be increased or decreased under specific circumstances, with a $30.0 million letter of credit sublimit and a $100.0 million alternative currency sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

The market interest rate on outstanding borrowings is based on SOFR and at March 31, 2025 was 6.4%. We also pay a commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.35% per annum of the average daily undrawn portion of the revolving commitments based on the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of March 31, 2025, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

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

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$3,529	$(1,131)
Net cash used in investing activities	(10,901)	(10,291)
Net cash used in financing activities	(18,768)	(28,294)
Net decrease in cash, cash equivalents, and restricted cash	$(26,140)	$(39,716)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	597	(847)
Cash, cash equivalents and restricted cash, at beginning of period	87,335	127,290
Cash, cash equivalents, and restricted cash, at end of period	$61,792	$86,727

Operating Activities

For the three months ended March 31, 2025, net cash provided by operating activities was $3.5 million, resulting from net income of $8.0 million adjusted for non-cash expenses of depreciation and amortization of $16.5 million and stock-based compensation of $15.5 million, partially offset by a decrease in working capital of $31.5 million, unrealized foreign currency gains of $2.5 million, a deferred tax benefit of $1.4 million and a $1.1 million reversal of credit losses. The decrease in working capital primarily reflects unfavorable timing of payments for operating expenses and taxes, as well as the payment of the annual employee bonus liability.

For the three months ended March 31, 2024, net cash used in operating activities was $1.1 million, resulting from a decrease in working capital of $32.0 million, offset by the net loss of $1.3 million adjusted for non-cash expenses of depreciation and amortization of $15.1 million, stock-based compensation of $15.7 million, and unrealized foreign currency losses of $1.4 million. The decrease in working capital primarily reflects unfavorable timing of payments for operating expenses and taxes, as well as the payment of the annual employee bonus liability.

Investing Activities

Cash used in investing activities was $10.9 million for the three months ended March 31, 2025, reflecting capitalized costs relating to our internal use software of $10.3 million, and the purchase of property and equipment of $0.6 million.

Cash used in investing activities was $10.3 million for the three months ended March 31, 2024, reflecting capitalized costs related to our internal use software of $9.2 million and the purchase of property and equipment of $1.1 million.

Financing Activities

Cash used in financing activities was $18.8 million for the three months ended March 31, 2025, due to a repayment of outstanding long-term debt of $20.0 million, partially offset by receipt $1.2 million for share purchases under the ESPP.

Cash used in financing activities was $28.3 million for the three months ended March 31, 2024, due to a repayment of outstanding long-term debt of $30.0 million, partially offset by receipt of $0.3 million for stock options exercised and $1.4 million for share purchases under the ESPP.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in "Note 2—Basis of presentation and summary of significant accounting policies" to our consolidated financial statements appearing in our 2024 Form 10-K.

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

Market risks at March 31, 2025 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2024 under the heading Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended March 31, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION
Item 1.    Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings and claims. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any legal proceeding that would, individually or in the aggregate, have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A.    Risk Factors

For a discussion of the material risk factors that affect our Company, please see the risk factors disclosed in Part 1, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information

Insider Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c) of Regulation S-K).

Amendment to Employment Agreement

On May 7, 2025, Integral Ad Science, Inc., a wholly owned subsidiary of the Company, and Lisa Utzschneider, the Company’s Chief Executive Officer, entered into an amendment (the “Amendment”) to Ms. Utzschneider's Employment Agreement, dated December 3, 2018. The Amendment extends to 18 months, the term for which Ms. Utzschneider will receive salary continuation payments and continued COBRA coverage at the Company’s expense upon a termination by the Company other than for “cause” or upon a resignation by Ms. Utzschneider for “good reason,” subject to the execution and delivery of a fully effective release of claims and continued compliance with applicable restrictive covenants.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

10.1
Separation Agreement and Release of Claims, dated as of January 30, 2025, by and between Integral Ad Science, Inc. and Tania Secor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2025).

10.2
Letter Agreement, dated as of February 25, 2025, by and between Integral Ad Science, Inc. and Alex Gil (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed on February 28, 2025).

10.3*	Amendment No. 1 to Employment Agreement, dated as of May 7, 2025, by and between Integral Ad Science, Inc. and Lisa Utzschneider.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Interim Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

32.2**	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, furnished herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Ad Science Holding Corp. (Registrant)

Date: May 12, 2025	By:	/s/ Jill Putman
Jill Putman
Interim Chief Financial Officer and Director (Principal Financial Officer)

	By:	/s/ Alexis Gil II
Alexis Gil II
Chief Accounting Officer (Principal Accounting Officer)