Form 10-Q
period 2025-06-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2025-08-07
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 1, 2025, the Registrant had 166,163,514 shares of common stock, $0.001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$90,687	$84,469
Restricted cash	549	506
Accounts receivable, net of allowance for credit losses of $4,561 and $7,454 as of June 30, 2025 and December 31, 2024, respectively	79,561	79,427
Unbilled receivables	51,576	53,388
Prepaid expenses and other current assets	46,125	36,639
Due from related party	7	28
Total current assets	268,505	254,457
Property and equipment, net	3,880	4,004
Internal use software, net	59,923	53,636
Intangible assets, net	124,204	140,943
Goodwill	677,752	673,025
Operating lease right-of-use assets, net	23,076	17,888
Deferred tax asset, net	6,198	1,675
Other long-term assets	8,711	5,943
Total assets	$1,172,249	$1,151,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,765	$72,910
Operating lease liabilities, current	11,660	10,184
Due to related party	2	11
Deferred revenue	1,251	1,061
Total current liabilities	73,678	84,166
Deferred tax liability, net	—	3,118
Long-term debt, net	—	34,189
Operating lease liabilities, non-current	16,143	13,374
Other long-term liabilities	8,810	8,713
Total liabilities	98,631	143,560
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at June 30, 2025; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 165,273,651 and 162,871,266 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	165	163
Additional paid-in-capital	1,000,857	964,765
Accumulated other comprehensive income (loss)	1,446	(3,666)
Retained earnings	71,150	46,749
Total stockholders’ equity	1,073,618	1,008,011
Total liabilities and stockholders’ equity	$1,172,249	$1,151,571

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2025	2024	2025	2024
Revenue	$149,204	$129,005	$283,270	$243,535
Operating expenses:
Cost of revenue	34,349	27,094	64,475	53,255
Sales and marketing	35,798	29,572	67,926	61,397
Technology and development	20,099	17,487	39,799	35,465
General and administrative	26,546	24,679	52,742	46,059
Depreciation and amortization	17,242	15,709	33,705	30,789
Foreign exchange (gain) loss, net	(5,782)	315	(7,780)	1,884
Total operating expenses	128,252	114,856	250,867	228,849
Operating income	20,952	14,149	32,403	14,686
Interest income (expense), net	157	(1,536)	85	(3,462)
Net income before income taxes	21,109	12,613	32,488	11,224
Provision for income taxes	(4,701)	(4,923)	(8,087)	(4,789)
Net income	$16,408	$7,690	$24,401	$6,435
Net income per share – basic and diluted	$0.10	$0.05	$0.15	$0.04
Weighted average shares outstanding:
Basic	165,018,978	160,502,795	164,336,502	159,954,926
Diluted	167,347,688	163,748,596	167,501,932	164,198,233
Other comprehensive income:
Foreign currency translation adjustments	3,306	(193)	5,112	(1,252)
Total comprehensive income	$19,714	$7,497	$29,513	$5,183

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2025

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance, March 31, 2025	163,988,856	$164	$981,980	$(1,860)	$54,742	$1,035,026
RSUs and MSUs vested	1,284,795	1	—	—	—	1
Stock-based compensation	—	—	18,877	—	—	18,877
Foreign currency translation adjustment	—	—	—	3,306	—	3,306
Net income	—	—	—	—	16,408	16,408
Balance, June 30, 2025	165,273,651	$165	$1,000,857	$1,446	$71,150	$1,073,618

Six Months Ended June 30, 2025

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance, December 31, 2024	162,871,266	$163	$964,765	$(3,666)	$46,749	$1,008,011
RSUs and MSUs vested	2,201,981	2	—	—	—	2
ESPP purchase	200,404	—	1,690	—	—	1,690
Stock-based compensation	—	—	34,402	—	—	34,402
Foreign currency translation adjustment	—	—	—	5,112	—	5,112
Net income	—	—	—	—	24,401	24,401
Balance, June 30, 2025	165,273,651	$165	$1,000,857	$1,446	$71,150	$1,073,618

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

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(IN THOUSANDS)	2025	2024
Cash flows from operating activities:
Net income	$24,401	$6,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,705	30,789
Stock-based compensation	34,369	30,742
Foreign currency (gain) loss, net	(8,793)	1,564
Deferred tax benefit	(7,641)	(3,456)
Amortization of debt issuance costs	233	232
(Reversal of) allowance for credit losses	(2,009)	745
Impairment of assets	48	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,671	(2,070)
Decrease in unbilled receivables	2,821	998
Increase in prepaid expenses and other current assets	(6,157)	(19,548)
Increase in operating leases, net	(1,027)	(618)
Increase in other long-term assets	(2,638)	(557)
Decrease in accounts payable and accrued expenses and other long-term liabilities	(13,395)	(20,221)
Increase (decrease) in deferred revenue	166	(111)
Increase (decrease) in due to/from related party	12	(122)
Net cash provided by operating activities	58,766	24,802
Cash flows from investing activities:
Purchase of property and equipment	(714)	(1,323)
Acquisition and development of internal use software and other	(21,427)	(18,836)
Net cash used in investing activities	(22,141)	(20,159)
Cash flows from financing activities:
Repayment of long-term debt	(35,000)	(60,000)
Proceeds from exercise of stock options	—	313
Cash received from Employee Stock Purchase Program	2,059	2,213
Net cash used in financing activities	(32,941)	(57,474)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,684	(52,831)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,634	(1,084)
Cash, cash equivalents and restricted cash at beginning of period	87,335	127,290
Cash, cash equivalents, and restricted cash at end of period	$93,653	$73,375
Supplemental Disclosures:
Net cash (received) paid during the period for:
Interest	$(431)	$3,614
Taxes	$13,256	$19,925
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$32	$108
Internal use software acquired included in accounts payable	$589	$661
Lease liabilities arising from right-of-use assets	$11,010	$5,278

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

The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income, of Cash Flows and of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future period.

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

(d) Foreign currency

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiaries is the currency of the primary economic environment in which they operate, which is their local currency. The financial statements of these subsidiaries are translated into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. Transaction gains and losses including those on intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in foreign exchange (gain) loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

For the three months ended June 30, 2025, and June 30, 2024, foreign exchange (gain) loss, net consists of unrealized foreign exchange gains of $6,307 and losses of $169, respectively, and realized transaction losses of $525 and $146, respectively. For the six months ended June 30, 2025, and June 30, 2024, foreign exchange (gain) loss, net consists of unrealized foreign exchange gains of $8,793 and losses of $1,564, respectively, and realized transaction losses of $1,013 and $320, respectively.

(e) Cash, cash equivalents, and restricted cash

Cash and cash equivalents include money market accounts and other highly liquid investments with an original maturity date of three months or less at the time of purchase. Cash amounts with restrictions are classified as restricted cash within the Condensed Consolidated Balance Sheets.

The Company generated interest income of $557 and $726 during the three months ended June 30, 2025, and June 30, 2024, respectively, and $1,253 and $1,680 during the six months ended June 30, 2025, and June 30, 2024, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$90,687	$84,469
Short-term restricted cash	549	506
Long-term restricted cash (held in other long-term assets)	2,417	2,360
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$93,653	$87,335

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

The activity in our allowance for credit losses consists of the following:

	June 30, 2025	June 30, 2024
Balance, beginning of period	$7,454	$8,645
Change in provision	(2,009)	745
Receivables written-off and impact of exchange rates	(884)	(114)
Balance, end of period	$4,561	$9,276
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

	June 30, 2025			June 30, 2024
Estimated fair value	$3.32	-	$11.49	$4.47	-	$14.86
Expected volatility (%)	56%	-	60%	50%	-	66%
Expected term (in years)	0.50	-	4.00	0.50	-	4.00
Risk-free interest rate (%)	3.89%	-	4.23%	4.26%	-	5.15%
Dividend yield	—			—

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

3.     Revenue
The following table disaggregates revenue by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Optimization revenue	$67,856	$58,474	$132,662	$110,935
Measurement revenue	57,045	52,686	105,417	99,001
Publisher revenue	24,303	17,845	45,191	33,599
Total revenue	$149,204	$129,005	$283,270	$243,535

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for services that have not yet been performed. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations to be recognized over the next one to three years was $21,028. For customers contracting with us on a usage-based pricing model, the Company elected to disclose only the contractual minimum attributed to these performance obligations. For contracts that have a duration of one year or less, the Company has not disclosed the remaining performance obligation.

4.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			June 30, 2025	December 31, 2024
Computer and office equipment	1	-	3 years	$4,356	$3,893
Leasehold improvements	Various			3,038	2,794
Furniture	5 years			627	573
Total property and equipment				8,021	7,260
Less: accumulated depreciation				(4,141)	(3,256)
Total property and equipment, net				$3,880	$4,004

Depreciation and amortization expense of property and equipment for the three months ended June 30, 2025 and June 30, 2024 was $364 and $334, respectively. Depreciation expense and amortization of property and equipment for the six months ended June 30, 2025 and June 30, 2024 was $730 and $643, respectively.

5.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			June 30, 2025	December 31, 2024
Internal use software	3	-	5 years	$124,108	$101,326
Less: asset impairments				(48)	(170)
Less: accumulated amortization				(64,137)	(47,520)
Total internal use software, net				$59,923	$53,636

Amortization expense related to internal use software for the three months ended June 30, 2025 and June 30, 2024 was $8,327 and $5,896, respectively. Amortization expense related to internal use software for the six months ended June 30, 2025 and June 30, 2024 was $15,901 and $11,182, respectively. During the six months ended June 30, 2025, the Company wrote-off $48 of costs related to projects that are no longer being implemented, which the Company recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income.

6.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	June 30, 2025
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	6	-	15 years	$300,800	$(184,068)	$116,732	7.3 years
Developed technology	5 years			23,317	(19,209)	4,108	1.3 years
Trademarks	5	-	9 years	19,700	(16,336)	3,364	1.9 years
Total				$343,817	$(219,613)	$124,204

	December 31, 2024
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,921	$(171,150)	$130,771	7.7 years
Developed technology	5 years			136,889	(131,300)	5,589	1.8 years
Trademarks	5	-	9 years	19,700	(15,117)	4,583	2.4 years
Total				$458,510	$(317,567)	$140,943

Amortization expense related to intangibles for the three months ended June 30, 2025 and June 30, 2024 was $8,551 and $9,479, respectively. Amortization expense related to intangibles for the six months ended June 30, 2025 and June 30, 2024 was $17,074 and $18,964, respectively. During the six months ended June 30, 2025, the Company wrote-off $1,169 and $114,559 of fully amortized customer relationship and developed technology assets and the corresponding accumulated amortization.

Amortization expense for the subsequent five years and thereafter is as follows:

2025 (remaining six months)	$17,133
2026	30,033
2027	20,616
2028	14,340
2029	12,617
2030	11,103
2031 and thereafter	18,362
Total	$124,204

7.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2024	$673,025
Impact of exchange rates and other	4,727
Goodwill as of June 30, 2025	$677,752

8.    Accounts payable and accrued expenses and other long-term liabilities

Accounts payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accounts payable	$3,104	$16,205
Accrued payroll	6,619	7,123
Accrued professional fees	6,866	3,780
Accrued bonuses and commissions	14,524	19,781
Accrued revenue sharing	3,879	4,500
Taxes payable	2,681	6,673
Accrued hosting fees	11,794	6,006
Other accrued expenses	11,298	8,842
Total accounts payable and accrued expenses	$60,765	$72,910

Other long-term liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Security deposit received	$672	$672
Uncertain tax positions	8,138	8,041
Total Other long-term liabilities	$8,810	$8,713

9.    Long-term debt

On September 29, 2021, a subsidiary of the Company entered into a credit agreement with various lenders, which was most recently amended on June 17, 2025 (as amended, the "Credit Agreement"). The Credit Agreement provides for $300,000 in commitments for revolving credit loans (the "Revolver"), which amount may be increased to at least $550,000 pursuant to the accordion feature, or decreased under specific circumstances, with a $30,000 letter of credit sublimit, a $100,000 alternative currency sublimit and a $30,000 swingline loan sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. In connection with amending the credit agreement on June 17, 2025, the Company incurred costs of $1,845 that were included in Other long-term assets, in the Condensed Consolidated Balance Sheet as of June 30, 2025. In connection with entry into the original Revolver on September 29, 2021, the Company incurred costs of $2,318 that were included in Long-term debt, net, in the Condensed Consolidated Balance Sheet as of December 31, 2024. Unamortized debt issuance costs associated with the original Revolver were $596, in connection with amending the credit agreement, these costs were reclassified as Other long-term assets as of June 30, 2025.

As of June 30, 2025, and December 31, 2024, unamortized debt issuance costs were $2,424 and $811, respectively. During the six months ended June 30, 2025, the Company had no draw downs and paid down $35,000 on the Revolver, and as a result, it had no principal outstanding on the Revolver as of June 30, 2025, and $35,000 principal outstanding as of December 31, 2024.

Borrowings under the Credit Agreement are scheduled to mature on June 17, 2030. The Credit Agreement contains certain customary events of default including failure to make payments when due thereunder, and failure to observe or perform certain covenants.

The interest rates for the Revolver under the Credit Agreement (i) for U.S. dollar loans are equal to the applicable rate for base rate loans ranging from 0.50% to 1.25% per annum, (ii) for Term SOFR Loans and Daily SOFR Loans (each as defined in the Credit Agreement) from 1.50% to 2.25% per annum, (iii) for RFR Loans (as defined in the Credit Agreement) denominated in sterling ranging from 1.5326% to 2.2826%, and (iv) for RFR Loans denominated in euro ranging from 1.5456% to 2.2956%, in each case, based on the Total Net Leverage Ratio (as defined in the Credit Agreement). Base rate borrowings may only be made in dollars. The borrower is required to pay a commitment fee during the term of the Credit Agreement ranging from 0.175% to 0.30% per annum of the average daily undrawn portion of the revolving commitments based on the Total Net Leverage Ratio (as defined in the Credit Agreement).

Any borrowings under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitment of all lenders.

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of June 30, 2025, the Company was in compliance with all covenants contained in the Credit Agreement.

Amortization expense related to debt issuance costs was $117 and $116 during three months ended June 30, 2025 and June 30, 2024, respectively. Amortization expense related to debt issuance costs was $233 and $232 during the six months ended June 30, 2025 and June 30, 2024, respectively. Amortization of debt issuance costs is recorded to Interest income (expense), net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recognized interest expense of $283 and $2,146 during the three months ended June 30, 2025 and June 30, 2024, respectively. The Company recognized interest expense of $935 and $4,911 during the six months ended June 30, 2025 and June 30, 2024, respectively.

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

For the three months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $4,701 and $4,923, respectively. The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 22.3% and 39.0%, respectively. The Company's effective tax rate for the three months ended June 30, 2025 is lower than for the respective three months ended June 30, 2024, primarily due to permanent tax differences and discrete items.

For the six months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $8,087 and $4,789, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was 24.9% and 42.7%, respectively. The Company's effective tax rate for the six months ended June 30, 2025 is lower than the six months ended June 30, 2024, primarily due to permanent tax differences and discrete items.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. The Company is not currently under audit in any taxing jurisdiction.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

The following table presents the significant expense categories regularly provided to the CODM used in the determination of consolidated net income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$149,204	$129,005	$283,270	$243,535
Less:
Cost of revenue (excluding compensation expense)	33,027	26,143	61,683	50,710
Compensation expense	60,753	50,982	118,469	105,240
Non-compensation expense	17,230	22,022	37,010	42,110
Depreciation and amortization	17,242	15,709	33,705	30,789
Interest (income) expense, net	(157)	1,536	(85)	3,462
Provision for income taxes	4,701	4,923	8,087	4,789
Net income	$16,408	$7,690	$24,401	$6,435

The following table summarizes revenue by geographic area based on selling location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North and South America ("Americas")	$105,719	$88,874	$197,115	$167,393
Europe, Middle East and Africa ("EMEA")	34,407	30,805	68,072	58,032
Asia and Pacific Rim ("APAC")	9,078	9,326	18,083	18,110
Total revenue	$149,204	$129,005	$283,270	$243,535

For the three months ended June 30, 2025 and June 30, 2024, revenue in the U.S. was $101,326 and $84,498, respectively. For the six months ended June 30, 2025 and June 30, 2024, revenue in the U.S. was $188,746 and $158,782, respectively.

The following table summarizes long lived assets (including property and equipment, net and operating lease right-of-use assets), net by geographic area:

	June 30, 2025	December 31, 2024
Americas	$11,993	$10,506
EMEA	11,597	7,367
APAC	3,366	4,019
Total long-lived assets	$26,956	$21,892

For the six months ended June 30, 2025 and year ended December 31, 2024 long lived assets, net in the U.S. was $11,993 and $10,506, respectively. For the six months ended June 30, 2025 and year ended December 31, 2024 long lived assets, net in the U.K. was $6,930 and $6,651, respectively.

12.    Stock-based compensation

Total stock-based compensation expense for all equity arrangements for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$96	$82	$176	$206
Sales and marketing	6,345	3,435	11,118	9,173
Technology and development	5,400	4,799	10,206	9,198
General and administrative	7,003	6,688	12,869	12,165
Total	$18,844	$15,004	$34,369	$30,742

The Company maintains multiple stock-based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Unamortized Expense as of	Weighted Average Vesting Term
	2025	2024	2025	2024	June 30, 2025
Time-Based Options
2018 Plan	$—	$191	$—	$636
2021 Plan	465	533	933	1,069
Total Time-Based Options expense	$465	$724	$933	$1,705	$—	0.0 years

Return-Target Options
2018 Plan	$(854)	$—	$(854)	$—
2021 Plan	—	—	—	—
Total Return-Target Options expense	$(854)	$—	$(854)	$—	$—	0.0 years

Other Equity Awards Under 2021 Plan
Restricted Stock Units ("RSUs")	$12,670	$10,520	$23,700	$20,085	$111,135	2.9 years
Market Stock Units ("MSUs")	6,217	3,405	9,759	8,024	32,267	3.5 years
Other Equity Awards Under 2021 Plan Expense	$18,887	$13,925	$33,459	$28,109	$143,402

Employee Stock Purchase Plan ("ESPP")	$346	$355	$831	$928

Total Stock-Based Compensation Expense	$18,844	$15,004	$34,369	$30,742	$143,402

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

In connection with the Company's initial public offering ("IPO"), the 2018 Plan was amended and restated ("Amended and Restated 2018 Plan") with the following modifications: (i) the provision to repurchase the Time-Based Options at cost upon resignation of the employee was removed and (ii) the Return-Target Options were modified to include vesting upon a sale of shares by Vista following the IPO resulting in Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion.

The Return-Target Options vest and become exercisable following both (i) a registration of shares of common stock held by Vista and (ii) Vista realizing a cash return on its investment in the Company equaling or exceeding $1.17 billion. During the second quarter of 2023, with the filing of a "shelf" registration statement on Form S-3 and under then-current market conditions, the implied performance condition relating to the Return-Target Options was deemed to be probable and the Company recorded $23,450 of stock-based compensation expense at that time.

The total number of Time-Based Options and Return-Target Options outstanding under the Amended and Restated 2018 Plan as of June 30, 2025 were 2,192,719 and 1,220,893, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan ("2021 Plan")

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s shareholders. As of June 30, 2025, there were 51,202,752 shares reserved for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan is increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

As of June 30, 2025, there were 1,002,162 total options outstanding under the 2021 Plan, consisting of 667,866 Time-Based Options and 334,296 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.

Time-Based Service Option activity

Time-Based Service Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2024	2,887,810	$7.39	4.61	$13,859
Canceled or forfeited	(27,225)	8.58	—	—
Exercised	—	—	—	—
Outstanding as of June 30, 2025	2,860,585	$7.38	4.11	$9,137
Vested as of June 30, 2025	2,860,585	$7.38	4.11	$9,137
Exercisable as of June 30, 2025	2,860,585	$7.38	4.11	$9,137

Return-Target Options activity

Return-Target Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2024	1,627,789	$7.24	4.71	$7,743
Canceled or forfeited	(72,600)	8.58	—	—
Exercised	—	—	—	—
Outstanding as of June 30, 2025	1,555,189	$7.17	4.16	$5,007
Vested and expected to vest as of June 30, 2025	1,555,189	$7.17	4.16	$5,007
Exercisable as of June 30, 2025	—	$—	—	$—

Restricted Stock Units

The RSUs under the 2021 Plan granted prior to May 2022 vest 25% each year and become fully vested after 4 years of service. RSUs under the 2021 Plan granted during or after May 2022 vest 6.25% at the end of each successive quarter and become fully vested after 4 years of service.

RSU activity for the six months ended June 30, 2025 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	9,564,119	$11.59
Granted	5,501,144	8.29
Canceled or forfeited	(825,116)	11.23
Vested	(1,748,510)	11.50
Outstanding as of June 30, 2025	12,491,637	$10.18
Expected to vest as of June 30, 2025	12,491,637

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

MSU activity for the six months ended June 30, 2025 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	2,029,171	$16.09
Granted	2,401,004	11.49
Canceled or forfeited	—	—
Change in awards based on performance	(115,245)	15.35
Vested	(453,471)	15.14
Outstanding as of June 30, 2025	3,861,459	$13.36
Expected to vest as of June 30, 2025	3,861,459

2021 Employee Stock Purchase Plan ("ESPP")

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of June 30, 2025, 7,789,746 shares of common stock are reserved for issuance under the ESPP, and the number of shares available for issuance is increased on January 1 of each calendar year, beginning in 2022 and ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.

The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on (i) the first business day of the offering period or (ii) the last business day of the offering period, whichever is lower. The ESPP is offered to employees in six-month windows, with phases beginning on February 1 and August 1 of each calendar year. For the window that ended on January 31, 2025, employees purchased 200,404 shares at a price of $8.43 per share. For the window that ended on January 31, 2024, employees purchased 153,239 shares at a price of $12.37 per share. As of June 30, 2025, 6,989,919 shares were available for future purchase under the ESPP.

13.    Stockholders’ equity

As of June 30, 2025, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended June 30, 2025, the Company issued 1,284,795 shares of common stock for vested RSUs and MSUs. For the six months ended June 30, 2025, the Company issued 2,201,981 shares of common stock for vested RSUs and MSUs and employees purchased 200,404 shares of common stock through the ESPP.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of June 30, 2025 were approximately $381,743 for periods through 2029.

Legal Proceedings

In June 2025, the Oklahoma Firefighters Pension and Retirement System was appointed as lead plaintiff and filed, on behalf of itself and a purported class of stockholders of the Company, an amended securities class action complaint in the U.S. District Court for the Southern District of New York. Plaintiffs assert claims against the Company, certain of its current and former officers, and Vista Equity Partners Management, LLC and certain of its affiliates (“Vista”), alleging violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, in connection with alleged material false and misleading statements and omissions and Vista’s trading of the Company’s securities. The amended complaint seeks various forms of relief, including unspecified compensatory damages and disgorgement of insider profits. The Company intends to vigorously defend itself against these allegations. At this time, the Company is unable to assess the likelihood of any potential loss or estimate the amount or range of potential losses, if any, from this matter.

15.    Net income per share

Basic and diluted income per share is computed by dividing net income by the weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$16,408	$7,690	$24,401	$6,435
Denominator:
Basic Shares:
Weighted-average shares outstanding	165,018,978	160,502,795	164,336,502	159,954,926
Diluted Shares:
Basic weighted-average shares outstanding	165,018,978	160,502,795	164,336,502	159,954,926
Dilutive effect of stock-based awards	2,328,710	3,245,801	3,165,430	4,243,307
Weighted-average diluted shares outstanding	167,347,688	163,748,596	167,501,932	164,198,233
Net income per share:
Basic	$0.10	$0.05	$0.15	$0.04
Diluted	$0.10	$0.05	$0.15	$0.04

The following potential outstanding equity awards were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented given that their inclusion would have been anti-dilutive. Since the conditions associated with the vesting of the Return Target Options have not occurred as of the reporting date, such equity awards are excluded from the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	1,061,598	1,175,071	1,056,712	1,187,222
Restricted stock units	11,759,945	8,586,149	6,970,553	3,485,769
Market stock units	3,394,269	1,946,608	2,188,461	1,256,818
Total	16,215,812	11,707,828	10,215,726	5,929,809

16.    Fair value disclosures

Assets and liabilities measured at fair value on a recurring basis

The Company invests in money market funds, which are measured and recorded at fair value on a recurring basis at each reporting period. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.

The following table summarizes our cash equivalents measured at fair value on a recurring basis:

	Fair value hierarchy	Fair value
Money market funds
June 30, 2025	Level 1	$16,394
December 31, 2024	Level 1	$16,055

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

17.    Related-party transactions

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC ("VEP"). For the three months ended June 30, 2025 and June 30, 2024, the Company incurred expenses of $12 and $2, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company incurred expenses of $16 and $18, respectively. These costs were included in general and administrative expenses. There were no amounts due to VEP as of June 30, 2025 and December 31, 2024.

In January 2024, underwriters exercised their option to purchase an additional 1,650,000 shares of the Company’s common stock from funds affiliated with Vista, in connection with the secondary offering completed in December 2023. The Company did not receive any proceeds from these sales.

The Company had other related party transactions with companies controlled by Vista Equity Partners that are immaterial individually and in aggregate to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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

Macroeconomic and Geopolitical Conditions

During the first six months of 2025, the U.S. economy experienced continued GDP growth, a modest increase in unemployment from prior periods, growth in real wages, and a deceleration in inflation. However, the macroeconomic environment remains uncertain, and as a result, the U.S. Federal Reserve maintained elevated interest rates throughout the period. We have not experienced material impacts from macroeconomic conditions in the first half of 2025. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. In that regard, over the last few years, we incurred foreign exchange gains and losses resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. dollar.

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
•Social. Our objective is to develop deeper integrations with social platforms, also known as Walled Gardens, including video-based brand safety and suitability, to deliver continued transparency and actionability to our customers through both measurement and optimization solutions.
•CTV. We are committed to meeting the evolving needs of advertisers and publishers in the CTV segment. For advertisers, IAS aims to deliver transparency, brand safety, and performance-driven insights, including industry-first MRC accreditations for viewability and invalid traffic detection in CTV. For publishers, our Publica by IAS CTV Ad Server is designed for streaming platforms to maximize yield and deliver seamless, high-quality ad experiences. Together, these solutions aim to drive trust and efficiency across the CTV ecosystem.
•Adjacent Product Expansion. We continue to expand our platforms and integrations to address new media protection and performance needs for our clients.

Increase Sales Within Our Existing Customer Base

We strive to increase the use of our products among existing customers across more campaigns and impressions. Given our comprehensive product portfolio, we believe we can cross-sell additional or new solutions to our existing customers in order to better provide end-to-end coverage to more clients from pre-bid protection and targeting post-bid verification, fraud prevention, safety, suitability, and other media quality reporting.

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

The following table sets forth our key performance indicators for the periods set forth below:

	June 30,
	2025	2024
Net revenue retention of advertising customers (%) (as of the end of the period)	110%	112%
Total number of large advertising customers (as of the end of the period)	240	232

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

Our net revenue retention of advertising customers decreased to 110% for the trailing-twelve-month period ended June 30, 2025 from 112% for the trailing-twelve-month period ended as of June 30, 2024, primarily due to lower advertising revenue growth during the trailing-twelve-month period of 12% in 2025 compared to 15% revenue growth in 2024.

Total number of large advertising customers

Historically, our revenue has been primarily driven by large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise, and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross-sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased to 240 as of June 30, 2025 from 232 as of June 30, 2024. Revenue from large advertising customers represented 87% of our total advertising revenue (measurement and optimization revenue) for the trailing-twelve-month period ended June 30, 2025, 85% for the trailing-twelve-month period ended December 31, 2024, and 85% for the trailing-twelve-month period ended June 30, 2024. As macroeconomic conditions remain uncertain with inflation, global trade conditions, changes to fiscal and monetary policy, and currency fluctuations, there is no guarantee that we will continue to see an increase of large advertising customers.

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

We recognize revenue when control of the promised services are transferred to customers. We recognize revenue by multiplying the cost per thousand impressions ("CPM") and the number of impressions measured. An impression is measured by the platform when a digital ad is served to a real person rather than a bot in a brand-safe and suitable environment within the correct geography. Contracts with our customers primarily utilize a usage-based structure, where the customer pays a fee to the Company based on the total ads measured. Depending on our customer needs, our contracts may utilize other pricing arrangements, including minimum commitments, overages based on tiered pricing, or flat fees. As our business continues to evolve, we are seeing an increase in the mix of pricing arrangements, including minimum commitments, overages based on tiered pricing, or flat fees that provide greater flexibility and access to our platforms.

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
General and administrative. General and administrative expenses consist of personnel costs, including salaries, bonuses, equity-based compensation, and employee benefits costs for our executive, finance, legal, human resources, information technology, and other administrative employees. General and administrative expenses also include outside consulting, legal and accounting services and allocated facilities costs.
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

Interest income (expense), net

Interest income (expense), net . Interest income (expense) consists primarily of interest payments on our outstanding borrowings under our Credit Agreement (as defined below under "Liquidity and Capital Resources"), commitment fees on the undrawn portion of the revolver and amortization of related debt issuance costs net of interest income.

Provision for income taxes

Provision for income taxes. The income tax provision resulted from pre-tax book income multiplied by statutory tax rate, increased by non-deductible expenses relating to stock-based compensation, other discrete items and offset by research and development and other tax credits.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

(in thousands, except percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$149,204	$129,005	$283,270	$243,535
Operating expenses:
Cost of revenue	34,349	27,094	64,475	53,255
Sales and marketing	35,798	29,572	67,926	61,397
Technology and development	20,099	17,487	39,799	35,465
General and administrative	26,546	24,679	52,742	46,059
Depreciation and amortization	17,242	15,709	33,705	30,789
Foreign exchange (gain) loss, net	(5,782)	315	(7,780)	1,884
Total operating expenses	128,252	114,856	250,867	228,849
Operating income	20,952	14,149	32,403	14,686
Interest income (expense), net	157	(1,536)	85	(3,462)
Net income before income taxes	21,109	12,613	32,488	11,224
Provision for income taxes	(4,701)	(4,923)	(8,087)	(4,789)
Net income	$16,408	$7,690	$24,401	$6,435
Net income margin	11%	6%	9%	3%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	23%	21%	23%	22%
Sales and marketing	24%	23%	24%	25%
Technology and development	13%	14%	14%	15%
General and administrative	18%	19%	19%	19%
Depreciation and amortization	12%	12%	12%	13%
Foreign exchange (gain) loss, net	(4)%	—%	(3)%	1%
Total operating expenses	86%	89%	89%	94%
Operating income	14%	11%	11%	6%
Interest income (expense), net	—%	(1)%	—%	(1)%
Net income before income taxes	14%	10%	11%	5%
Provision for income taxes	(3)%	(4)%	(3)%	(2)%
Net income	11%	6%	9%	3%

Comparison of the Three Months Ended June 30, 2025 and June 30, 2024

(in thousands, except percentages)	Three Months Ended June 30,
	2025	2024	$ change	% change
Revenue	$149,204	$129,005	$20,199	16%
Operating expenses:
Cost of revenue	34,349	27,094	7,255	27%
Sales and marketing	35,798	29,572	6,226	21%
Technology and development	20,099	17,487	2,612	15%
General and administrative	26,546	24,679	1,867	8%
Depreciation and amortization	17,242	15,709	1,533	10%
Foreign exchange (gain) loss, net	(5,782)	315	(6,097)	(1936)%
Total operating expenses	128,252	114,856	13,396	12%
Operating income	20,952	14,149	6,803	48%
Interest income (expense), net	157	(1,536)	1,693	(110)%
Net income before income taxes	21,109	12,613	8,496	67%
Provision for income taxes	(4,701)	(4,923)	222	(5)%
Net income	$16,408	$7,690	$8,718	113%

Revenue

Total revenue increased by $20.2 million, or 16%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

(in thousands, except percentages)	Three Months Ended June 30,
	2025	2024	$ change	% change
Optimization revenue	$67,856	$58,474	$9,382	16%
Measurement revenue	57,045	52,686	4,359	8%
Publisher revenue	24,303	17,845	6,458	36%
Total revenue	$149,204	$129,005	$20,199	16%

Total revenue increased for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to an increase in our optimization revenue of $9.4 million, or 16%, reflecting growth in volume of impressions of 5% and an increase of 10% in average CPMs. Measurement revenue increased $4.4 million, or 8%, reflecting growth in volume of impressions of 17%, offset in part by a 8% decline in average CPMs. Publisher revenue increased by $6.5 million, or 36%, primarily due to the growth of Publica, for the three months ended June 30, 2025.

Operating expenses

Cost of Revenue. Cost of revenue increased by $7.3 million, or 27%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was driven by an increase in hosting fees of $4.2 million, an increase in revenue share to our DSP partners related to our growth in optimization revenue of $2.6 million and an increase in compensation and related expenses of $0.3 million. The remaining change in cost of revenue is aggregated from several other immaterial items.

Sales and marketing. Sales and marketing expenses increased by $6.2 million, or 21%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was due to an increase in compensation and related expenses of $2.9 million to support revenue growth, an increase in stock-based compensation expense of $2.9 million and increases in advertising and travel expenses of $0.2 million. The remaining change in sales and marketing expenses is aggregated from several other immaterial items.

Technology and development. Technology and development expenses increased by $2.6 million, or 15%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was due to an increase in compensation and related expenses of $1.6 million, an increase in stock-based compensation expense of $0.6 million, an increase in software application expenses of $0.3 million and an increase in professional services of $0.1 million.

General and administrative. General and administrative expenses increased by $1.9 million, or 8%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was due to a $1.7 million increase in compensation related expenses, an increase of $0.9 million related to professional services, an increase in stock-based compensation expense of $0.3 million and an increase in software application expenses of $0.2 million. These increases were partially offset by a $1.8 million decrease in bad debt expense. The remaining change in general and administrative expenses is aggregated from several other immaterial items.

Depreciation and amortization. Depreciation and amortization expenses increased by $1.5 million, or 10%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was primarily due to an increase in amortization expense related to capitalization of internal-use software of $2.4 million, partially offset by a decrease in amortization expense for intangible assets of $0.9 million.

Foreign exchange (gain) loss, net. Foreign exchange (gain) loss, net decreased $6.1 million, or 1936% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The gain in the current period resulted from fluctuations primarily attributable to the Euro and British Pound currency movements relative to the U.S. Dollar.

Interest income (expense), net

Interest income (expense), net. Interest income (expense), net decreased by $1.7 million, or 110%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was due to a $2.0 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver combined with a decrease in the interest rate on the Revolver. The decrease in interest expense was partially offset by a $0.2 million decrease in interest income.

Provision for income taxes

Provision for income taxes. Provision for income taxes decreased by $0.2 million, or 5%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The tax provision in the current year resulted mainly from the net income generated during the three months ended June 30, 2025, and non-deductible stock-based compensation, offset by R&D and other tax credits and discrete items. The tax provision for the three months ended June 30, 2024, was higher due to non-deductible executive compensation pursuant to Section 162(m) of the Internal Revenue Code.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024

(in thousands, except percentages)	Six Months Ended June 30,
	2025	2024	$ change	% change
Revenue	$283,270	$243,535	$39,735	16%
Operating expenses:
Cost of revenue	64,475	53,255	11,220	21%
Sales and marketing	67,926	61,397	6,529	11%
Technology and development	39,799	35,465	4,334	12%
General and administrative	52,742	46,059	6,683	15%
Depreciation and amortization	33,705	30,789	2,916	9%
Foreign exchange (gain) loss, net	(7,780)	1,884	(9,664)	(513)%
Total operating expenses	250,867	228,849	22,018	10%
Operating income	32,403	14,686	17,717	121%
Interest income (expense), net	85	(3,462)	3,547	(102)%
Net income before income taxes	32,488	11,224	21,264	189%
Provision for income taxes	(8,087)	(4,789)	(3,298)	69%
Net income	$24,401	$6,435	$17,966	279%

Revenue

Total revenue increased by $39.7 million, or 16%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

(in thousands, except percentages)	Six Months Ended June 30,
	2025	2024	$ change	% change
Optimization revenue	$132,662	$110,935	$21,727	20%
Measurement revenue	105,417	99,001	6,416	6%
Publisher revenue	45,191	33,599	11,592	35%
Total revenue	$283,270	$243,535	$39,735	16%

Total revenue increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to an increase in our optimization revenue of $21.7 million, or 20%, reflecting growth in volume of impressions of 12% and growth in average CPMs of 8%. Measurement revenue increased $6.4 million, or 6%, reflecting growth in volume of impressions of 21%, offset in part by an 11% decline in average CPMs. Publisher revenue increased by $11.6 million, or 35%, primarily due to the growth of Publica, for the six months ended June 30, 2025.

Operating expenses

Cost of Revenue. Cost of revenue increased by $11.2 million, or 21%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was driven by an increase in hosting fees of $6.2 million, an increase of $4.5 million in revenue share to our DSP partners commensurate with growth in optimization revenue, a $0.3 million increase in compensation related expenses and a $0.3 million increase in professional services. The remaining change in cost of revenue expenses is aggregated from several other immaterial items.

Sales and marketing. Sales and marketing expenses increased by $6.5 million, or 11%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was due to an increase in compensation expenses of $3.9 million to support revenue growth, an increase in stock-based compensation expense of $1.9 million and increases in advertising and travel expenses of $0.6 million. The remaining change in sales and marketing expenses is aggregated from several other immaterial items.

Technology and development. Technology and development expenses increased by $4.3 million, or 12% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was due to an increase in compensation and related expenses of $2.5 million, an increase in stock-based compensation expense of $1.0 million and an increase in software application expenses of $0.7 million. These increases were partially offset by a decrease in professional services of $0.2 million. The remaining change in technology and development expenses is aggregated from several other immaterial items.

General and administrative. General and administrative expenses increased by $6.7 million, or 15%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was due to a $3.3 million increase in compensation related expenses, an increase of $3.2 million related to professional services, an increase in software application expenses of $1.2 million and an increase in stock-based compensation expense of $0.7 million. These increases were partially offset by a $2.8 million decrease in bad debt expense. The remaining change in general and administrative expenses is aggregated from several other immaterial items.

Depreciation and amortization. Depreciation and amortization expenses increased by $2.9 million, or 9%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase results from an increase in amortization expense related to capitalization of internal-use software of $4.7 million and an increase in depreciation expense for property and equipment of $0.1 million, partially offset by a decrease in amortization expense for intangible assets of $1.9 million.

Foreign exchange (gain) loss, net. Foreign exchange (gain) loss, net decreased $9.7 million, or 513% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The gain in the current period resulted from fluctuations primarily attributable to the Euro and British Pound currency movements relative to the U.S. Dollar.

Interest income (expense), net

Interest income (expense), net. Interest income (expense), net decreased by $3.5 million, or 102%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was due to a $4.3 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver combined with a decrease in the interest rate on the Revolver. The decrease in interest expense was partially offset by a $0.4 million decrease in interest income.

Provision for income taxes

Provision for income taxes. Provision for income taxes increased by $3.3 million, or 69%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The tax provision in the current year resulted mainly from higher net income generated during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and non-deductible stock-based compensation, offset by R&D and other tax credits and discrete items.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. We define Adjusted EBITDA as net income before depreciation and amortization, stock-based compensation, interest income (expense), net, provision for income taxes, acquisition, restructuring and integration costs, and foreign exchange gains and losses. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with U.S. GAAP.

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

A reconciliation of Adjusted EBITDA to its most directly comparable U.S. GAAP financial measure, net income, is presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Adjusted EBITDA

(in thousands, except percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$16,408	$7,690	$24,401	$6,435
Depreciation and amortization	17,242	15,709	33,705	30,789
Stock-based compensation	18,844	15,004	34,369	30,742
Interest (income) expense, net	(157)	1,536	(85)	3,462
Provision for income taxes	4,701	4,923	8,087	4,789
Acquisition, restructuring and integration costs	276	1,048	350	1,174
Foreign exchange (gain) loss, net	(5,782)	315	(7,780)	1,884
Asset impairments and other costs	48	—	48	—
Adjusted EBITDA	$51,580	$46,225	$93,094	$79,275
Revenue	$149,204	$129,005	$283,270	$243,535
Net income margin	11%	6%	9%	3%
Adjusted EBITDA margin	35%	36%	33%	33%

Liquidity and Capital Resources

General

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $90.7 million, which was held for working capital purposes, as well as the available balance on our Revolver, as defined below.

Our principal commitments consist of obligations under operating leases for office space and our purchase commitments related to hosting and data services. We lease office space under operating leases, which expire on various dates through November 2032 and the total noncancellable payments under these leases were $29.8 million as of June 30, 2025, $12.9 million of which will be paid within the next 12 months and $16.9 million thereafter. Total noncancellable rentals under subleases were $5.2 million as of June 30, 2025, $2.9 million will be received in the next 12 months and $2.2 million thereafter. Total noncancellable purchase commitments related to hosting services as of June 30, 2025 were $381.7 million for periods through 2029, of which $84.8 million is committed for the next 12 months and $296.9 million thereafter.

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

Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees, which is recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2025, we had deferred revenue of $1.3 million, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

Credit Agreement

On June 17, 2025, we amended our credit agreement with various lenders (as amended, the "Credit Agreement"), which provides for $300.0 million in commitments for revolving credit loans (the "Revolver"), which amount may be increased to at least $550,000,000 pursuant to the accordion feature, or decreased under specific circumstances, with a $30.0 million letter of credit sublimit, a $100.0 million alternative currency sublimit and a $30.0 million swingline loan sublimit, with a maturity date of June 17, 2030. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings under the Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

The market interest rate on outstanding borrowings is based on SOFR with an applicable rate ranging from 1.50% to 2.25% per annum. We also pay a commitment fee during the term of the Credit Agreement ranging from 0.175% to 0.30% per annum of the average daily undrawn portion of the revolving commitments based on the Total Net Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of June 30, 2025, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

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

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$58,766	$24,802
Net cash used in investing activities	(22,141)	(20,159)
Net cash used in financing activities	(32,941)	(57,474)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,684	$(52,831)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,634	(1,084)
Cash, cash equivalents and restricted cash, at beginning of period	87,335	127,290
Cash, cash equivalents and restricted cash, at end of period	$93,653	$73,375

Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities was $58.8 million, resulting from a net income of $24.4 million adjusted for non-cash expenses of depreciation and amortization of $33.7 million, stock-based compensation of $34.4 million, and amortization of debt issuance costs of $0.2 million, partially offset by a decrease in working capital of $15.5 million, unrealized foreign currency gains of $8.8 million, a deferred tax benefit of $7.6 million and a $2.0 million reversal of credit losses. The decrease in working capital primarily reflects unfavorable timing of payments for operating expenses and taxes, as well as the payment of the annual employee bonus liability.

For the six months ended June 30, 2024, net cash provided by operating activities was $24.8 million, resulting from a net income of $6.4 million adjusted for non-cash expenses of depreciation and amortization of $30.8 million, stock-based compensation of $30.7 million, bad debt expense of $0.7 million, amortization of debt issuance costs of $0.2 million and unrealized foreign currency losses of $1.6 million, partially offset by a decrease in working capital of $42.2 million and a deferred tax provision of $3.5 million. The decrease in working capital primarily reflects unfavorable timing of payments for operating expenses and taxes, as well as the payment of the annual employee bonus liability.

Investing Activities

Cash used in investing activities was $22.1 million for the six months ended June 30, 2025, reflecting capitalized costs related to our internal use software of $21.4 million, and the purchase of property and equipment of $0.7 million.

Cash used in investing activities was $20.2 million for the six months ended June 30, 2024, reflecting capitalized costs related to our internal use software of $18.8 million, and the purchase of property and equipment of $1.3 million.

Financing Activities

Cash used in financing activities was $32.9 million for the six months ended June 30, 2025, due to a repayment of outstanding long-term debt of $35.0 million, partially offset by proceeds of $2.1 million for share purchases under the ESPP.

Cash used in financing activities was $57.5 million for the six months ended June 30, 2024, due to a net repayment of outstanding long-term debt of $60.0 million, partially offset by proceeds of $2.2 million for share purchases under the ESPP and $0.3 million for stock options exercised.

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

Market risks at June 30, 2025 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2024 under the heading Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk."
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended June 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION
Item 1.        Legal Proceedings

From time to time, we have been and may be involved in various legal proceedings and claims. See Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors

For a discussion of the material risk factors that affect our Company, please see the risk factors disclosed in Part 1, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.        Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.
Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Insider Trading Arrangements

During the three months ended June 30, 2025, the following Section 16 officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On June 12, 2025, Lisa Utzschneider, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading plan covers the sale of up to 240,000 exercisable options of the Company's common stock and expires on September 30, 2026.

•On June 12, 2025, Alex Gil, the Company's Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading plan covers the sale of up to 70,335 shares of the Company's common stock obtained upon the vesting of restricted stock units. The trading plan expires on June 12, 2026.

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

10.1
Amendment No. 1 to Employment Agreement, dated as of May 7, 2025, by and between Integral Ad Science, Inc. and Lisa Utzschneider (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2025).

10.2	Employment Agreement, dated as of May 30, 2025, by and between Integral Ad Science, Inc. and Alpana Wegner (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2025).

10.3*	Restricted Stock Unit Award Agreement, dated as of August 6, 2025, by and between Integral Ad Science Holding Corp. and Alpana Wegner.

10.4
Second Amendment to Credit Agreement, dated as of June 17, 2025, by and among Integral Ad Science, Inc., as borrower, Kavacha Holdings, Inc., as a guarantor, the other loan parties thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent (including Annex A, which is a conformed copy of the Credit Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 18, 2025).

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

Integral Ad Science Holding Corp. (Registrant)

Date: August 7, 2025	By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Alexis Gil II
Alexis Gil II
Chief Accounting Officer (Principal Accounting Officer)