Form 10-Q
period 2025-09-30
INTEGRAL AD SCIENCE HOLDING CORP.
filed 2025-11-04
CIK 1842718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 30, 2025, the Registrant had 167,854,529 shares of common stock, $0.001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$129,204	$84,469
Restricted cash	294	506
Accounts receivable, net of allowance for credit losses of $3,845 and $7,454 as of September 30, 2025 and December 31, 2024, respectively	79,515	79,427
Unbilled receivables	54,093	53,388
Prepaid expenses and other current assets	54,093	36,639
Due from related party	13	28
Total current assets	317,212	254,457
Property and equipment, net	3,602	4,004
Internal use software, net	61,714	53,636
Intangible assets, net	115,631	140,943
Goodwill	677,635	673,025
Operating lease right-of-use assets, net	20,583	17,888
Deferred tax asset, net	2,439	1,675
Other long-term assets	9,002	5,943
Total assets	$1,207,818	$1,151,571
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,447	$72,910
Operating lease liabilities, current	11,357	10,184
Due to related party	4	11
Deferred revenue	1,834	1,061
Total current liabilities	71,642	84,166
Deferred tax liability, net	8,991	3,118
Long-term debt, net	—	34,189
Operating lease liabilities, non-current	13,421	13,374
Other long-term liabilities	8,808	8,713
Total liabilities	102,862	143,560
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized at September 30, 2025; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 166,863,690 and 162,871,266 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	166	163
Additional paid-in-capital	1,025,055	964,765
Accumulated other comprehensive income (loss)	1,540	(3,666)
Retained earnings	78,195	46,749
Total stockholders’ equity	1,104,956	1,008,011
Total liabilities and stockholders’ equity	$1,207,818	$1,151,571

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)	2025	2024	2025	2024
Revenue	$154,358	$133,528	$437,628	$377,063
Operating expenses:
Cost of revenue	35,553	27,373	100,028	80,628
Sales and marketing	36,317	30,144	104,243	91,541
Technology and development	22,632	16,840	62,431	52,305
General and administrative	33,715	25,348	86,457	71,407
Depreciation and amortization	17,900	16,243	51,605	47,032
Foreign exchange loss (gain), net	667	(2,607)	(7,113)	(723)
Total operating expenses	146,784	113,341	397,651	342,190
Operating income	7,574	20,187	39,977	34,873
Interest income (expense), net	595	(1,325)	680	(4,787)
Net income before income taxes	8,169	18,862	40,657	30,086
Provision for income taxes	(1,124)	(2,773)	(9,211)	(7,562)
Net income	$7,045	$16,089	$31,446	$22,524
Net income per share – basic and diluted	$0.04	$0.10	$0.19	$0.14
Weighted average shares outstanding:
Basic	166,473,735	161,663,506	165,056,742	160,528,610
Diluted	169,800,709	165,084,108	168,275,629	164,635,076
Other comprehensive income:
Foreign currency translation adjustments	94	892	5,206	(360)
Total comprehensive income	$7,139	$16,981	$36,652	$22,164

See notes to the unaudited condensed consolidated financial statements.

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2025

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
Balance, June 30, 2025	165,273,651	$165	$1,000,857	$1,446	$71,150	$1,073,618
RSUs and MSUs vested	1,344,795	1	—	—	—	1
Option exercises	42,826	—	185	—	—	185
ESPP purchase	202,418	—	1,410	—	—	1,410
Stock-based compensation	—	—	22,603	—	—	22,603
Foreign currency translation adjustment	—	—	—	94	—	94
Net income	—	—	—	—	7,045	7,045
Balance, September 30, 2025	166,863,690	$166	$1,025,055	$1,540	$78,195	$1,104,956

Nine Months Ended September 30, 2025

	Common Stock
(IN THOUSANDS, EXCEPT SHARES)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balance, December 31, 2024	162,871,266	$163	$964,765	$(3,666)	$46,749	$1,008,011
RSUs and MSUs vested	3,546,776	3	—	—	—	3
Option exercises	42,826	—	185	—	—	185
ESPP purchase	402,822	—	3,100	—	—	3,100
Stock-based compensation	—	—	57,005	—	—	57,005
Foreign currency translation adjustment	—	—	—	5,206	—	5,206
Net income	—	—	—	—	31,446	31,446
Balance, September 30, 2025	166,863,690	$166	$1,025,055	$1,540	$78,195	$1,104,956

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

INTEGRAL AD SCIENCE HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(IN THOUSANDS)	2025	2024
Cash flows from operating activities:
Net income	$31,446	$22,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,605	47,032
Stock-based compensation	56,994	47,185
Foreign currency gain, net	(7,723)	(1,775)
Deferred tax provision (benefit)	5,109	(15,457)
Amortization of debt issuance costs	355	348
(Reversal of) allowance for credit losses	(2,119)	949
Impairment of assets	48	37
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,464	(7,028)
Decrease (increase) in unbilled receivables	186	(1,723)
Increase in prepaid expenses and other current assets	(14,799)	(18,668)
Increase in operating leases, net	(1,544)	(1,169)
Increase in other long-term assets	(1,201)	(696)
Decrease in accounts payable and accrued expenses and other long-term liabilities	(13,878)	(21,958)
Increase in deferred revenue	768	768
Increase (decrease) in due to/from related party	8	(119)
Net cash provided by operating activities	109,719	50,250
Cash flows from investing activities:
Purchase of property and equipment	(863)	(1,594)
Acquisition and development of internal use software and other	(32,218)	(28,868)
Net cash used in investing activities	(33,081)	(30,462)
Cash flows from financing activities:
Repayment of long-term debt	(35,000)	(90,000)
Payments for debt issuance costs	(1,845)	—
Proceeds from exercise of stock options	185	313
Cash received from Employee Stock Purchase Program	2,263	2,329
Net cash used in financing activities	(34,397)	(87,358)
Net increase (decrease) in cash, cash equivalents, and restricted cash	42,241	(67,570)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,364	(113)
Cash, cash equivalents and restricted cash at beginning of period	87,335	127,290
Cash, cash equivalents, and restricted cash at end of period	$131,940	$59,607
Supplemental Disclosures:
Net cash (received) paid during the period for:
Interest	$(1,015)	$4,613
Taxes	$16,860	$29,942
Non-cash investing and financing activities:
Property and equipment acquired included in accounts payable	$5	$47
Internal use software acquired included in accounts payable	$599	$966
Lease liabilities arising from right-of-use assets	$10,994	$6,110

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

On September 24, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Igloo Group Parent, Inc., a Delaware corporation ("Parent"), and Igloo Group Acquisition Company, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of investment funds managed by Novacap Management Inc. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (the "common stock") that is issued and outstanding as of immediately prior to the Effective Time (other than any shares of common stock held by the Company as treasury stock, held by any subsidiary of the Company or owned by Parent or any of its subsidiaries (including Merger Sub), or any shares of common stock as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically cancelled, extinguished and converted into the right to receive cash in an amount equal to $10.30, without interest thereon.

The Merger Agreement contains certain customary termination rights for the Company and Parent, including (i) if the Merger is not consummated on or before March 24, 2026, (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the transactions contemplated by the Merger Agreement to not be satisfied and fails to cure such breach within the applicable cure period, or (iii) if any law, order or judgment preventing or prohibiting the Merger has become final and non-appealable. If the Merger Agreement is terminated under certain circumstances, the Company would be required to pay Parent a termination fee of $52.5 million. Parent would be required to pay to the Company a termination fee of $100.0 million if the Merger Agreement is terminated under certain other circumstances.

The Merger is expected to close in the fourth quarter of 2025, subject to customary closing conditions and regulatory approvals, but not prior to November 23, 2025, without the prior written consent of Parent. Upon consummation of the Merger, the Company will become a privately held company and the common stock will no longer be listed on any public market.

The Company prepared and filed with the Securities and Exchange Commission ("SEC") on October 27, 2025, a Preliminary Information Statement on Schedule 14C, which contains additional information about the Merger Agreement and the Merger.

Transaction costs related to the Merger are recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

The accompanying interim Condensed Consolidated Balance Sheets as of September 30, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income, of Cash Flows and of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in management’s opinion, include all adjustments necessary to state fairly the consolidated financial position of the Company. All adjustments made were of a normal recurring nature. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future period.

The Company’s significant accounting policies are discussed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (the "2024 Form 10-K") and these unaudited condensed consolidated financial statements should be read in conjunction with the 2024 Form 10-K.

During the third quarter of 2025, the Company identified immaterial misstatements in its previously issued September 30, 2023 unaudited interim condensed consolidated, December 31, 2023 and December 31, 2024 annual audited consolidated and June 30, 2025 unaudited interim condensed consolidated financial statements related to the reversal of previously recognized share-based compensation expense in connection with Return-Target Options (as defined below). The Company assessed the materiality of the effect of the misstatements on its financial statements, including qualitative and quantitative factors, and determined the misstatements are immaterial to the aforementioned periods. Consequently, the Company recorded a cumulative catch up out-of-period adjustment of $4,014 and $3,160 for the three and nine months ended September 30, 2025, respectively, within operating expenses and additional paid-in-capital in the unaudited interim condensed consolidated financial statements to correct the misstatements. Refer to Note 12, Stock-based compensation, for additional information on the Company's stock-based incentive compensation plans.

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

For the three months ended September 30, 2025, and September 30, 2024, foreign exchange loss (gain), net consists of unrealized foreign exchange losses of $1,070 and gains of $3,339, respectively, and realized transaction gains of $403 and losses of $732, respectively. For the nine months ended September 30, 2025, and September 30, 2024, foreign exchange loss (gain), net consists of unrealized foreign exchange gains of $7,723 and $1,775, respectively, and realized transaction losses of $610 and $1,052, respectively.

(e) Cash, cash equivalents, and restricted cash

Cash and cash equivalents include money market accounts and other highly liquid investments with an original maturity date of three months or less at the time of purchase. Cash amounts with restrictions are classified as restricted cash within the Condensed Consolidated Balance Sheets.

The Company generated interest income of $868 and $661 during the three months ended September 30, 2025, and September 30, 2024, respectively, and $2,121 and $2,342 during the nine months ended September 30, 2025, and September 30, 2024, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$129,204	$84,469
Short-term restricted cash	294	506
Long-term restricted cash (held in other long-term assets)	2,442	2,360
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$131,940	$87,335

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

The activity in our allowance for credit losses consists of the following:

	September 30, 2025	September 30, 2024
Balance, beginning of period	$7,454	$8,645
Change in provision	(2,119)	949
Receivables written-off and impact of exchange rates	(1,490)	(278)
Balance, end of period	$3,845	$9,316

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

	September 30, 2025			September 30, 2024
Estimated fair value	$2.44	-	$11.49	$3.19	-	$14.86
Expected volatility (%)	56%	-	60%	50%	-	66%
Expected term (in years)	0.50	-	4.00	0.50	-	4.00
Risk-free interest rate (%)	3.89%	-	4.23%	4.26%	-	5.15%
Dividend yield	—			—

(h) Accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires companies to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction, pretax income (or loss) from continuing operations and income tax expense (or benefit). The updated standard is effective for annual reporting periods, beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statement disclosures.

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

In July 2025, the FASB issued ASU 2025-05 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which provides (i) all entities with a practical expedient and (ii) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Revenue from Contract with Customers Topic 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the provisions of this guidance and assessing any potential impact it may have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" which modernizes the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. ASU 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for the Company for annual reporting as well as interim period reporting beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and assessing any potential impact of the standard on its consolidated financial statements and disclosures.

3.     Revenue
The following table disaggregates revenue by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Optimization revenue	$73,716	$61,118	$206,378	$172,053
Measurement revenue	57,134	52,903	162,551	151,904
Publisher revenue	23,508	19,507	68,699	53,106
Total revenue	$154,358	$133,528	$437,628	$377,063

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of contracts for services that have not yet been performed. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations to be recognized over the next one to three years was $19,678. For customers contracting with us on a usage-based pricing model, the Company elected to disclose only the contractual minimum attributed to these performance obligations. For contracts that have a duration of one year or less, the Company has not disclosed the remaining performance obligation.

4.    Property and equipment, net

Property and equipment consisted of the following:

	Estimated useful life (in years)			September 30, 2025	December 31, 2024
Computer and office equipment	1	-	3 years	$4,437	$3,893
Leasehold improvements	Various			2,991	2,794
Furniture	5 years			615	573
Total property and equipment				8,043	7,260
Less: accumulated depreciation				(4,441)	(3,256)
Total property and equipment, net				$3,602	$4,004

Depreciation and amortization expense of property and equipment for the three months ended September 30, 2025 and September 30, 2024 was $346 and $347, respectively. Depreciation expense and amortization of property and equipment for the nine months ended September 30, 2025 and September 30, 2024 was $1,076 and $990, respectively.

5.    Internal use software, net

Internal use software consisted of the following:

	Estimated useful life (in years)			September 30, 2025	December 31, 2024
Internal use software	3	-	5 years	$134,875	$101,326
Less: asset impairments				(48)	(170)
Less: accumulated amortization				(73,113)	(47,520)
Total internal use software, net				$61,714	$53,636

Amortization expense related to internal use software for the three months ended September 30, 2025 and September 30, 2024 was $8,991 and $6,565, respectively. Amortization expense related to internal use software for the nine months ended September 30, 2025 and September 30, 2024 was $24,892 and $17,747, respectively. During the nine months ended September 30, 2025 and September 30, 2024, the Company wrote-off $48 and $37, respectively, of costs related to projects that are no longer being implemented, which the Company recorded in general and administrative expenses within the Condensed Consolidated Statements of Operations and Comprehensive Income.

6.    Intangible assets, net

The gross book value, accumulated amortization, net book value and amortization periods of the intangible assets were as follows:

	September 30, 2025
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	6	-	15 years	$300,800	$(191,088)	$109,712	7.1 years
Developed technology	5 years			23,292	(20,128)	3,164	1.1 years
Trademarks	5	-	9 years	19,700	(16,945)	2,755	1.7 years
Total				$343,792	$(228,161)	$115,631

	December 31, 2024
	Estimated useful life			Gross book value	Accumulated amortization	Net book value	Weighted average remaining useful life
Customer relationships	5	-	15 years	$301,921	$(171,150)	$130,771	7.7 years
Developed technology	5 years			136,889	(131,300)	5,589	1.8 years
Trademarks	5	-	9 years	19,700	(15,117)	4,583	2.4 years
Total				$458,510	$(317,567)	$140,943

Amortization expense related to intangibles for the three months ended September 30, 2025 and September 30, 2024 was $8,563 and $9,331, respectively. Amortization expense related to intangibles for the nine months ended September 30, 2025 and September 30, 2024 was $25,637 and $28,295, respectively. During the nine months ended September 30, 2025, the Company wrote-off $1,169 and $114,559 of fully amortized customer relationship and developed technology assets and the corresponding accumulated amortization.

Amortization expense for the subsequent five years and thereafter is as follows:

2025 (remaining three months)	$8,565
2026	30,028
2027	20,616
2028	14,340
2029	12,617
2030	11,103
2031 and thereafter	18,362
Total	$115,631

7.    Goodwill

The following table provides a roll forward of the changes in the goodwill balance:

Goodwill as of December 31, 2024	$673,025
Impact of exchange rates and other	4,610
Goodwill as of September 30, 2025	$677,635

8.    Accounts payable and accrued expenses and other long-term liabilities

Accounts payable and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accounts payable	$3,371	$16,205
Accrued payroll	6,532	7,123
Accrued professional fees	8,643	3,780
Accrued bonuses and commissions	18,710	19,781
Accrued revenue sharing	4,664	4,500
Taxes payable	3,369	6,673
Accrued hosting fees	5,437	6,006
Other accrued expenses	7,721	8,842
Total accounts payable and accrued expenses	$58,447	$72,910

Other long-term liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Security deposit received	$672	$672
Uncertain tax positions	8,136	8,041
Total Other long-term liabilities	$8,808	$8,713

9.    Long-term debt

On September 29, 2021, a subsidiary of the Company entered into a credit agreement with various lenders, which was most recently amended on June 17, 2025 (as amended, the "Credit Agreement"). The Credit Agreement provides for $300,000 in commitments for revolving credit loans (the "Revolver"), which amount may be increased to at least $550,000 pursuant to the accordion feature, or decreased under specific circumstances, with a $30,000 letter of credit sublimit, a $100,000 alternative currency sublimit and a $30,000 swingline loan sublimit. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5,000 for each facility. Borrowings pursuant to the Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. In connection with amending the credit agreement on June 17, 2025, the Company incurred costs of $1,845 that were included in Other long-term assets, in the Condensed Consolidated Balance Sheet as of September 30, 2025. In connection with entry into the original Revolver on September 29, 2021, the Company incurred costs of $2,318 that were included in Long-term debt, net, in the Condensed Consolidated Balance Sheet as of December 31, 2024. Unamortized debt issuance costs associated with the original Revolver were $596, in connection with amending the credit agreement, these costs were reclassified as Other long-term assets following the execution of the amendment on June 17, 2025.

As of September 30, 2025, and December 31, 2024, unamortized debt issuance costs were $2,301 and $811, respectively. During the nine months ended September 30, 2025, the Company had no draw downs and paid down $35,000 on the Revolver, and as a result, it had no principal outstanding on the Revolver as of September 30, 2025, and $35,000 principal outstanding as of December 31, 2024.

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

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, the Company is also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of September 30, 2025, the Company was in compliance with all covenants contained in the Credit Agreement.

Amortization expense related to debt issuance costs was $122 and $116 during three months ended September 30, 2025 and September 30, 2024, respectively. Amortization expense related to debt issuance costs was $355 and $348 during the nine months ended September 30, 2025 and September 30, 2024, respectively. Amortization of debt issuance costs is recorded to Interest income (expense), net on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income. The Company recognized interest expense of $151 and $1,870 during the three months ended September 30, 2025 and September 30, 2024, respectively. The Company recognized interest expense of $1,086 and $6,781 during the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

For the three months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $1,124 and $2,773, respectively. The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 13.8% and 14.7%, respectively. The Company's effective tax rate for the three months ended September 30, 2025 is lower than for the respective three months ended September 30, 2024, primarily due to permanent tax differences and discrete items.

For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $9,211 and $7,562, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 22.7% and 25.1%, respectively. The Company's effective tax rate for the nine months ended September 30, 2025 is lower than the nine months ended September 30, 2024, primarily due to permanent tax differences and discrete items.

The Company recognizes interest and, if applicable, penalties related to unrecognized tax benefits in the income tax provision. The Company is subject to periodic tax audits by authorities in the jurisdictions where it operates and any ongoing audits are not expected to result in a material impact on the Company’s financial position or results.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBB"). The OBBB makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation. Accounting Standards Codification Topic No. 740, "Income Taxes", requires that entities recognize the effects of changes in tax rates and laws in the period in which the legislation is enacted. Consequently, the Company recorded a reduction to the 2025 tax expense for the period ended September 30, 2025 primarily due to changes in tax laws related to research and development expenditures.

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

The following table presents the significant expense categories regularly provided to the CODM used in the determination of consolidated net income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$154,358	$133,528	$437,628	$377,063
Less:
Cost of revenue (excluding compensation expense)	34,299	26,214	95,982	76,924
Compensation expense	65,792	53,633	184,261	158,873
Non-compensation expense	28,793	17,251	65,803	59,361
Depreciation and amortization	17,900	16,243	51,605	47,032
Interest (income) expense, net	(595)	1,325	(680)	4,787
Provision for income taxes	1,124	2,773	9,211	7,562
Net income	$7,045	$16,089	$31,446	$22,524

The following table summarizes revenue by geographic area based on selling location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North and South America ("Americas")	$110,289	$92,681	$307,404	$260,074
Europe, Middle East and Africa ("EMEA")	35,020	31,492	103,092	89,524
Asia and Pacific Rim ("APAC")	9,049	9,355	27,132	27,465
Total revenue	$154,358	$133,528	$437,628	$377,063

For the three months ended September 30, 2025 and September 30, 2024, revenue in the U.S. was $105,387 and $87,689, respectively. For the nine months ended September 30, 2025 and September 30, 2024, revenue in the U.S. was $294,133 and $246,471, respectively.

The following table summarizes long lived assets (including property and equipment, net and operating lease right-of-use assets), net by geographic area:

	September 30, 2025	December 31, 2024
Americas	$10,617	$10,506
EMEA	10,637	7,367
APAC	2,931	4,019
Total long-lived assets	$24,185	$21,892

As of September 30, 2025 and December 31, 2024, long lived assets, net in the U.S. were $10,617 and $10,506, respectively. As of September 30, 2025 and December 31, 2024 long lived assets, net in the U.K. were $6,566 and $6,651, respectively.

12.    Stock-based compensation

Total stock-based compensation expense for all equity arrangements for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$82	$80	$258	$286
Sales and marketing	7,261	4,829	18,379	14,002
Technology and development	8,486	4,941	18,692	14,139
General and administrative	6,796	6,593	19,665	18,758
Total	$22,625	$16,443	$56,994	$47,185

The Company maintains multiple stock-based incentive compensation plans. Expense relating to outstanding awards under such plans is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Unamortized Expense as of	Weighted Average Vesting Term
	2025	2024	2025	2024	September 30, 2025
Time-Based Options
2018 Plan	$—	$111	$—	$747
2021 Plan	—	536	933	1,605
Total Time-Based Options Expense	$—	$647	$933	$2,352	$—	0.0 years

Return-Target Options
2018 Plan	$3,617	$—	$2,763	$—
2021 Plan	397	—	397	—
Total Return-Target Options Expense	$4,014	$—	$3,160	$—	$—	0.0 years

Other Equity Awards Under 2021 Plan
Restricted Stock Units ("RSUs")	$12,309	$10,444	$36,009	$30,529	$106,383	2.8 years
Market Stock Units ("MSUs")	5,934	4,976	15,693	13,000	26,332	3.3 years
Other Equity Awards Under 2021 Plan Expense	$18,243	$15,420	$51,702	$43,529	$132,715

Employee Stock Purchase Plan ("ESPP")	$368	$376	$1,199	$1,304

Total Stock-Based Compensation Expense	$22,625	$16,443	$56,994	$47,185	$132,715

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

The total number of Time-Based Options and Return-Target Options outstanding under the Amended and Restated 2018 Plan as of September 30, 2025 were 2,149,893 and 1,220,893, respectively. The Company does not expect to issue any additional awards under the Amended and Restated 2018 Plan.

2021 Omnibus Incentive Plan ("2021 Plan")

On June 29, 2021, the Company adopted the 2021 Plan to incentivize executive officers, management, employees, consultants and directors of the Company and to align the interests of the participants with those of the Company’s stockholders. As of September 30, 2025, there were 51,202,752 shares reserved for issuance under the 2021 Plan and the total number of shares reserved for issuance under the 2021 Plan is increased on January 1 of each of the first 10 calendar years during the term of the 2021 Plan, by the lesser of (i) 5% of the total number of shares of common stock outstanding on each

December 31 immediately prior to the date of increase or (ii) such number of shares of common stock determined by our Board or compensation committee.

As of September 30, 2025, there were 1,002,162 total options outstanding under the 2021 Plan, consisting of 667,866 Time-Based Options and 334,296 Return-Target Options. The vesting conditions for the options issued under the 2021 Plan are identical to those described under the Amended and Restated 2018 Plan.

Time-Based Service Option activity

Time-Based Service Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2024	2,887,810	$7.39	4.61	$13,859
Canceled or forfeited	(27,225)	8.58	—	—
Exercised	(42,826)	4.32	—	—
Outstanding as of September 30, 2025	2,817,759	$7.42	3.86	$12,965
Vested as of September 30, 2025	2,817,759	$7.42	3.86	$12,965
Exercisable as of September 30, 2025	2,817,759	$7.42	3.86	$12,965

Return-Target Options activity

Return-Target Option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding as of December 31, 2024	1,627,789	$7.24	4.71	$7,743
Canceled or forfeited	(72,600)	8.58	—	—
Exercised	—	—	—	—
Outstanding as of September 30, 2025	1,555,189	$7.17	3.91	$7,278
Vested and expected to vest as of September 30, 2025	1,555,189	$7.17	3.91	$7,278
Exercisable as of September 30, 2025	—	$—	—	$—

Restricted Stock Units

The RSUs under the 2021 Plan granted prior to May 2022 vest 25% each year and become fully vested after four years of service. RSUs under the 2021 Plan granted during or after May 2022 vest 6.25% at the end of each successive quarter and become fully vested after four years of service.

RSU activity for the nine months ended September 30, 2025 is as follows:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	9,564,119	$11.59
Granted	6,674,246	8.31
Canceled or forfeited	(1,053,117)	10.96
Vested	(2,961,041)	11.80
Outstanding as of September 30, 2025	12,224,207	$9.80
Expected to vest as of September 30, 2025	12,224,207

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

MSU activity for the nine months ended September 30, 2025 is as follows:

	MSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	2,029,171	$16.09
Granted	2,401,004	11.49
Canceled or forfeited	—	—
Change in awards based on performance	(167,390)	17.36
Vested	(585,735)	15.90
Outstanding as of September 30, 2025	3,677,050	$13.24
Expected to vest as of September 30, 2025	3,677,050

2021 Employee Stock Purchase Plan ("ESPP")

The Company adopted the ESPP for the primary purpose of incentivizing employees in future periods. As of September 30, 2025, 7,789,746 shares of common stock are reserved for issuance under the ESPP, and the number of shares available for issuance is increased on January 1 of each calendar year, beginning in 2022 and ending in and including 2031, by an amount equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board, subject to a maximum of 16,000,000 shares of our common stock for the portion of the ESPP intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. All Company employees and employees of designated subsidiaries are eligible to participate in the ESPP and may purchase shares through payroll deductions of up to 15% of their eligible compensation, subject to a maximum of $25 in any annual period for the portion of the ESPP intended to qualify as an employee purchase plan under Section 423 of the Internal Revenue Code.

The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the fair market value of the shares on (i) the first business day of the offering period or (ii) the last business day of the offering period, whichever is lower. The ESPP is offered to employees in six-month windows, with phases beginning on February 1 and August 1 of each calendar year. For the window that ended on January 31, 2025, employees purchased 200,404 shares at a price of $8.43 per share. For the window that ended on July 31, 2025, employees purchased 202,418 shares at a price of $6.97 per share. For the window that ended on January 31, 2024, employees purchased 153,239 shares at a price of $12.37 per share. For the window that ended on July 31, 2024, employees purchased 172,615 shares at a price of $8.65 per share. As of September 30, 2025, 6,787,501 shares were available for future purchase under the ESPP.

13.    Stockholders’ equity

As of September 30, 2025, our authorized common stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 preferred stock, par value $0.001 per share.

For the three months ended September 30, 2025, the Company issued 1,344,795 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 42,826 shares of common stock for $185, and employees purchased 202,418 shares of common stock through the ESPP. For the nine months ended September 30, 2025, the Company issued 3,546,776 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 42,826 shares of common stock for $185, and employees purchased 402,822 shares of common stock through the ESPP.

For the three months ended September 30, 2024, the Company issued 995,796 shares of common stock for vested RSUs and MSUs and employees purchased 172,615 shares of common stock through the ESPP. For the nine months ended September 30, 2024, the Company issued 2,827,628 shares of common stock for vested RSUs and MSUs, employees exercised stock options in exchange for 44,049 shares of common stock for $313, and employees purchased 325,854 shares of common stock through the ESPP.

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

Purchase commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting and data services, and information technology operations. Total non-cancelable purchase commitments as of September 30, 2025 were approximately $376,809 for periods through 2029.

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

15.    Net income per share

Basic and diluted income per share is computed by dividing net income by the weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$7,045	$16,089	$31,446	$22,524
Denominator:
Basic Shares:
Weighted-average shares outstanding	166,473,735	161,663,506	165,056,742	160,528,610
Diluted Shares:
Basic weighted-average shares outstanding	166,473,735	161,663,506	165,056,742	160,528,610
Dilutive effect of stock-based awards	3,326,974	3,420,602	3,218,887	4,106,466
Weighted-average diluted shares outstanding	169,800,709	165,084,108	168,275,629	164,635,076
Net income per share:
Basic	$0.04	$0.10	$0.19	$0.14
Diluted	$0.04	$0.10	$0.19	$0.14

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	1,002,162	1,175,071	1,038,329	1,187,222
Restricted stock units	5,190,939	544,113	6,208,353	3,309,333
Market stock units	—	4,447,652	232,603	1,630,057
Total	6,193,101	6,166,836	7,479,285	6,126,612

16.    Fair value disclosures

Assets and liabilities measured at fair value on a recurring basis

The Company invests in money market funds, which are measured and recorded at fair value on a recurring basis at each reporting period. Money market funds are valued based on quoted market prices in active markets and classified within Level 1 of the fair value hierarchy.

The following table summarizes our cash equivalents measured at fair value on a recurring basis:

	Fair value hierarchy	Fair value
Money market funds
September 30, 2025	Level 1	$16,565
December 31, 2024	Level 1	$16,055

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

17.    Related-party transactions

The Company incurs various travel and other expenses related to services provided by Vista Equity Partners Management, LLC ("VEP"). For the three months ended September 30, 2025 and September 30, 2024, the Company incurred expenses of $5 and $2, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company incurred expenses of $21 and $20, respectively. These costs were included in general and administrative expenses. There were no amounts due to VEP as of September 30, 2025 and December 31, 2024.

In January 2024, underwriters exercised their option to purchase an additional 1,650,000 shares of the Company’s common stock from funds affiliated with Vista, in connection with the secondary offering completed in December 2023. The Company did not receive any proceeds from these sales.

In connection with entering into the Merger Agreement, on September 24, 2025, Parent and the Company entered into a support agreement (the “Support Agreement”) with VEP and certain investment funds affiliated with VEP. Under the Support Agreement, the stockholders party thereto agreed to vote or execute consents with respect to all of their shares of common stock in favor of the Merger and the other transactions contemplated by the Merger Agreement, subject to certain terms and conditions contained therein. Pursuant to the Support Agreement, the parties thereto also agreed to terminate certain agreements between VEP and its affiliates, on the one hand, and the Company, on the other hand, and to modify certain surviving provisions contained therein. On September 24, 2025, VEP, the other parties to the Support Agreement and Atlas Venture Fund VIII, L.P. delivered a written consent approving and adopting in all respects the Merger Agreement and the transactions contemplated by the Merger Agreement.

The Company had other related party transactions with companies controlled by Vista Equity Partners that are immaterial individually and in aggregate to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely," and other words and terms of similar meaning in connection with any discussion of the timing or nature of future events or operating or financial performance. For example, all statements we make relating to our expectations relating to the Merger and the transactions contemplated by the Merger Agreement, our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the risk that the Merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock;
•the timing to consummate the Merger, or the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, including circumstances requiring a party to pay the other party a termination fee pursuant to the Merger Agreement;
•the failure to satisfy the conditions to the consummation of the Merger, and the other transactions contemplated thereby;
•the risk that a governmental or regulatory approval that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated;
•the effect of the pendency of the Merger on our business relationships, operating results and business generally;
•certain restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions;
•risks that the Merger disrupts current plans and operations;
•risks related to diverting management’s attention from our ongoing business operations;
•the outcome of any legal proceedings that may be instituted against the parties to the Merger Agreement or their respective directors, managers or officers, including the effects of any outcomes related thereto;
•our ability to retain, hire and integrate skilled personnel, and maintain relationships with key business partners and customers, and others with whom we do business, in light of the proposed Merger;
•unexpected costs, charges or expenses resulting from the Merger;
•risks that the benefits of the Merger are not realized when and as expected;
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

Pending Take-Private Merger

On September 24, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Igloo Group Parent, Inc., a Delaware corporation ("Parent"), and Igloo Group Acquisition Company, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are affiliates of investment funds managed by Novacap Management Inc. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of common stock, par value $0.001 per share, of the Company (the "common stock") that is issued and outstanding as of immediately prior to the Effective Time (other than any shares of common stock held by the Company as treasury stock, held by any subsidiary of the Company or owned by Parent or any of its subsidiaries (including Merger Sub), or any shares of common stock as to which appraisal rights have been properly exercised in accordance with Delaware law) will be automatically cancelled, extinguished and converted into the right to receive cash in an amount equal to $10.30, without interest thereon.

The Merger Agreement contains certain customary termination rights for the Company and Parent, including (i) if the Merger is not consummated on or before March 24, 2026 (the "Termination Date"), (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the transactions contemplated by the Merger Agreement to not be satisfied and fails to cure such breach within the applicable cure period, or (iii) if any law, order or judgment preventing or prohibiting the Merger has become final and non-appealable. If the Merger Agreement is terminated under certain circumstances, the Company would be required to pay Parent a termination fee of $52.5 million. Parent would be required to pay to the Company a termination fee of $100.0 million if the Merger Agreement is terminated under certain other circumstances.

The Merger is expected to close in the fourth quarter of 2025, subject to customary closing conditions and regulatory approvals, but not prior to November 23, 2025, without the prior written consent of Parent. Upon consummation of the Merger, the Company will become a privately held company and the common stock will no longer be listed on any public market.

The Company prepared and filed with the Securities and Exchange Commission ("SEC") on October 27, 2025, a Preliminary Information Statement on Schedule 14C, which contains additional information about the Merger Agreement and the Merger.

Macroeconomic and Geopolitical Conditions

During the first nine months of 2025, the U.S. economy experienced continued GDP growth, a modest increase in unemployment from prior periods, growth in real wages, and a modest deceleration in inflation. However, the macroeconomic environment remains uncertain, with the U.S. Federal Reserve reducing interest rates during the three months ended September 30, 2025. We have not experienced material impacts from macroeconomic conditions in the first nine months of 2025. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. In that regard, over the last few years, we incurred foreign exchange gains and losses resulting from fluctuations primarily attributable to the British Pound and Euro currency movements relative to the U.S. dollar.

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

The following table sets forth our key performance indicators for the periods set forth below:

	September 30,
	2025	2024
Net revenue retention of advertising customers (%) (as of the end of the period)	111%	108%
Total number of large advertising customers (as of the end of the period)	248	232

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

Our net revenue retention of advertising customers increased to 111% for the trailing-twelve-month period ended September 30, 2025 from 108% for the trailing-twelve-month period ended as of September 30, 2024, primarily due to higher advertising revenue growth during the trailing-twelve-month period of 13% in 2025 compared to 12% revenue growth in 2024.

Total number of large advertising customers

Historically, our revenue has been primarily driven by large advertising customers. Increasing awareness of our solutions, further developing our sales and marketing expertise, and continuing to build solutions that address the unique needs of the top 500 global advertisers have increased our number of large advertising customers. We determine our number of large advertising customers by counting the total number of advertising accounts who have spent at least $200,000 per year. We believe our ability to recruit and cross-sell our products to large advertising customers is critical to our long-term success. Our total number of large advertising customers increased to 248 as of September 30, 2025 from 232 as of September 30, 2024. Revenue from large advertising customers represented 87% of our total advertising revenue (measurement and optimization revenue) for the trailing-twelve-month period ended September 30, 2025, 85% for the trailing-twelve-month period ended December 31, 2024, and 85% for the trailing-twelve-month period ended September 30, 2024. As macroeconomic conditions remain uncertain with inflation, global trade conditions, changes to fiscal and monetary policy, and currency fluctuations, there is no guarantee that we will continue to see an increase of large advertising customers.

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

Interest income (expense), net

Interest income (expense), net . Interest income (expense) consists primarily of interest income earned on cash accounts. Interest expense relates to payments on our outstanding borrowings under our Credit Agreement (as defined below under "Liquidity and Capital Resources"), commitment fees on the undrawn portion of the Revolver and amortization of related debt issuance costs.

Provision for income taxes

Provision for income taxes. The income tax provision resulted from pre-tax book income multiplied by statutory tax rate, increased by non-deductible expenses relating to stock-based compensation, other discrete items and offset by research and development and other tax credits.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated:

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$154,358	$133,528	$437,628	$377,063
Operating expenses:
Cost of revenue	35,553	27,373	100,028	80,628
Sales and marketing	36,317	30,144	104,243	91,541
Technology and development	22,632	16,840	62,431	52,305
General and administrative	33,715	25,348	86,457	71,407
Depreciation and amortization	17,900	16,243	51,605	47,032
Foreign exchange loss (gain), net	667	(2,607)	(7,113)	(723)
Total operating expenses	146,784	113,341	397,651	342,190
Operating income	7,574	20,187	39,977	34,873
Interest income (expense), net	595	(1,325)	680	(4,787)
Net income before income taxes	8,169	18,862	40,657	30,086
Provision for income taxes	(1,124)	(2,773)	(9,211)	(7,562)
Net income	$7,045	$16,089	$31,446	$22,524
Net income margin	5%	12%	7%	6%

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	23%	20%	23%	21%
Sales and marketing	24%	23%	24%	24%
Technology and development	15%	13%	14%	14%
General and administrative	22%	19%	20%	19%
Depreciation and amortization	12%	12%	12%	12%
Foreign exchange loss (gain), net	—%	(2)%	(2)%	—%
Total operating expenses	95%	85%	91%	91%
Operating income	5%	15%	9%	9%
Interest income (expense), net	—%	(1)%	—%	(1)%
Net income before income taxes	5%	14%	9%	8%
Provision for income taxes	(1)%	(2)%	(2)%	(2)%
Net income	5%	12%	7%	6%

Comparison of the Three Months Ended September 30, 2025 and September 30, 2024

(in thousands, except percentages)	Three Months Ended September 30,
	2025	2024	$ change	% change
Revenue	$154,358	$133,528	$20,830	16%
Operating expenses:
Cost of revenue	35,553	27,373	8,180	30%
Sales and marketing	36,317	30,144	6,173	20%
Technology and development	22,632	16,840	5,792	34%
General and administrative	33,715	25,348	8,367	33%
Depreciation and amortization	17,900	16,243	1,657	10%
Foreign exchange loss (gain), net	667	(2,607)	3,274	(126)%
Total operating expenses	146,784	113,341	33,443	30%
Operating income	7,574	20,187	(12,613)	(62)%
Interest income (expense), net	595	(1,325)	1,920	(145)%
Net income before income taxes	8,169	18,862	(10,693)	(57)%
Provision for income taxes	(1,124)	(2,773)	1,649	(59)%
Net income	$7,045	$16,089	$(9,044)	(56)%

Revenue

Total revenue increased by $20.8 million, or 16%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

(in thousands, except percentages)	Three Months Ended September 30,
	2025	2024	$ change	% change
Optimization revenue	$73,716	$61,118	$12,598	21%
Measurement revenue	57,134	52,903	4,231	8%
Publisher revenue	23,508	19,507	4,001	21%
Total revenue	$154,358	$133,528	$20,830	16%

Total revenue increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to an increase in our optimization revenue of $12.6 million, or 21%, reflecting an increase of 15% in average CPMs. Volume of impressions were consistent for optimization when compared to the three months ended September 30, 2024. Measurement revenue increased $4.2 million, or 8%, reflecting growth in volume of impressions of 20%, offset in part by a 9% decline in average CPMs. Publisher revenue increased by $4.0 million, or 21%, primarily due to the growth of Publica, for the three months ended September 30, 2025.

Operating expenses

Cost of Revenue. Cost of revenue increased by $8.2 million, or 30%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This increase was primarily driven by an increase in hosting fees of $5.1 million and an increase in revenue share to our DSP partners related to our growth in optimization revenue of $3.1 million.

Sales and marketing. Sales and marketing expenses increased by $6.2 million, or 20%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This increase was due to an increase in compensation and related expenses of $3.2 million to support revenue growth and an increase in stock-based compensation expense of $2.4 million. The remaining change in sales and marketing expenses is aggregated from several other immaterial items.

Technology and development. Technology and development expenses increased by $5.8 million, or 34%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This increase was due to an increase in stock-based compensation expense of $3.5 million, an increase in compensation and related expenses of $2.0 million and an increase in software application expenses of $0.9 million, partially offset by a decrease in professional services of $0.1 million. The remaining change in technology and development expenses is aggregated from several other immaterial items.

General and administrative. General and administrative expenses increased by $8.4 million, or 33%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This increase was due to an increase of $7.5 million related to professional services, of which $6.1 million related to the Merger, a $1.0 million increase in compensation related expenses and a $0.2 million increase in stock-based compensation expense. These increases were partially offset by a $0.3 million decrease in bad debt expense.

Depreciation and amortization. Depreciation and amortization expenses increased by $1.7 million, or 10%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This increase was primarily due to an increase in amortization expense related to capitalization of internal-use software of $2.4 million, partially offset by a decrease in amortization expense for intangible assets of $0.8 million.

Foreign exchange loss (gain), net. Foreign exchange loss, net increased $3.3 million, or 126% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The loss in the current period resulted from fluctuations primarily attributable to the Euro and British Pound currency movements relative to the U.S. Dollar.

Interest income (expense), net

Interest income (expense), net. Interest income (expense), net decreased by $1.9 million, or 145%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily driven by a $1.7 million decrease in interest expense attributable to having no borrowings on the Revolver during the three months ended September 30, 2025, compared to a higher average outstanding balance on the Revolver in the prior year period. Also contributing to the decrease is a $0.2 million increase in interest income on our cash balances.

Provision for income taxes

Provision for income taxes. Provision for income taxes decreased by $1.6 million, or 59%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The tax provision in the current year resulted mainly from lower net income generated during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and non-deductible stock-based compensation, offset by R&D and other tax credits and discrete items.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024

(in thousands, except percentages)	Nine Months Ended September 30,
	2025	2024	$ change	% change
Revenue	$437,628	$377,063	$60,565	16%
Operating expenses:
Cost of revenue	100,028	80,628	19,400	24%
Sales and marketing	104,243	91,541	12,702	14%
Technology and development	62,431	52,305	10,126	19%
General and administrative	86,457	71,407	15,050	21%
Depreciation and amortization	51,605	47,032	4,573	10%
Foreign exchange gain, net	(7,113)	(723)	(6,390)	884%
Total operating expenses	397,651	342,190	55,461	16%
Operating income	39,977	34,873	5,104	15%
Interest income (expense), net	680	(4,787)	5,467	(114)%
Net income before income taxes	40,657	30,086	10,571	35%
Provision for income taxes	(9,211)	(7,562)	(1,649)	22%
Net income	$31,446	$22,524	$8,922	40%

Revenue

Total revenue increased by $60.6 million, or 16%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

(in thousands, except percentages)	Nine Months Ended September 30,
	2025	2024	$ change	% change
Optimization revenue	$206,378	$172,053	$34,325	20%
Measurement revenue	162,551	151,904	10,647	7%
Publisher revenue	68,699	53,106	15,593	29%
Total revenue	$437,628	$377,063	$60,565	16%

Total revenue increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to an increase in our optimization revenue of $34.3 million, or 20%, reflecting growth in volume of impressions of 9% and an increase in average CPMs of 8%. Measurement revenue increased $10.6 million, or 7%, reflecting growth in volume of impressions of 22%, offset in part by an 9% decline in average CPMs. Publisher revenue increased by $15.6 million, or 29%, primarily due to the growth of Publica, for the nine months ended September 30, 2025.

Operating expenses

Cost of Revenue. Cost of revenue increased by $19.4 million, or 24%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase was driven by an increase in hosting fees of $11.2 million, an increase of $7.6 million in revenue share to our DSP partners commensurate with growth in optimization revenue, a $0.4 million increase in compensation related expenses and a $0.3 million increase in professional services. The remaining change in cost of revenue expenses is aggregated from several other immaterial items.

Sales and marketing. Sales and marketing expenses increased by $12.7 million, or 14%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase was due to an increase in compensation expenses of $7.1 million to support revenue growth, an increase in stock-based compensation expense of $4.4 million and increases in advertising and travel expenses of $0.6 million. The remaining change in sales and marketing expenses is aggregated from several other immaterial items.

Technology and development. Technology and development expenses increased by $10.1 million, or 19% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase was due to an increase in stock-based compensation expense of $4.6 million, an increase in compensation and related expenses of $4.5 million and an increase in software application expenses of $1.6 million. These increases were partially offset by a decrease in professional services of $0.3 million. The remaining change in technology and development expenses is aggregated from several other immaterial items.

General and administrative. General and administrative expenses increased by $15.1 million, or 21%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase was due to a $10.7 million increase related to professional services, of which $6.1 million related to the Merger, an increase of $4.3 million in compensation related expenses, an increase in software application expenses of $1.2 million and an increase in stock-based compensation expense of $0.9 million. These increases were partially offset by a $3.1 million decrease in bad debt expense. The remaining change in general and administrative expenses is aggregated from several other immaterial items.

Depreciation and amortization. Depreciation and amortization expenses increased by $4.6 million, or 10%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase results from an increase in amortization expense related to capitalization of internal-use software of $7.1 million and an increase in depreciation expense for property and equipment of $0.1 million, partially offset by a decrease in amortization expense for intangible assets of $2.7 million.

Foreign exchange gain, net. Foreign exchange gain, net increased $6.4 million, or 884% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The gain in the current period resulted from fluctuations primarily attributable to the Euro and British Pound currency movements relative to the U.S. Dollar.

Interest income (expense), net

Interest income (expense), net. Interest income (expense), net decreased by $5.5 million, or 114%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was due to a $5.7 million decrease in interest expense resulting from a lower average outstanding balance on the Revolver combined with a decrease in the interest rate on the Revolver. The decrease in interest expense was partially offset by a $0.2 million decrease in interest income, as compared to the prior year period.

Provision for income taxes

Provision for income taxes. Provision for income taxes increased by $1.6 million, or 22%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The tax provision in the current year resulted mainly from higher net income generated during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, and non-deductible stock-based compensation, offset by R&D and other tax credits and discrete items.

Non-GAAP Financial Measures

We use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. Adjusted EBITDA is the primary financial performance measure used by management to evaluate our business and monitor ongoing results of operations. We define Adjusted EBITDA as net income before depreciation and amortization, stock-based compensation, interest income (expense), net, provision for income taxes, acquisition, restructuring and integration costs, foreign exchange gains and losses, asset impairments and other one-time, non-recurring costs. Adjusted EBITDA margin represents the Adjusted EBITDA for the applicable period divided by the revenue for that period presented in accordance with U.S. GAAP.

We use non-GAAP financial measures to supplement financial information presented on a U.S. GAAP basis. We believe that excluding certain items from our U.S. GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare U.S. GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stockholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons. Although we believe these measures are useful to investors and analysts for the same reasons they are useful to management, these measures are not a substitute for, or superior to, U.S. GAAP financial measures or disclosures and should be read only in conjunction with financial information presented on a U.S. GAAP basis. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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

Adjusted EBITDA

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$7,045	$16,089	$31,446	$22,524
Depreciation and amortization	17,900	16,243	51,605	47,032
Stock-based compensation	22,625	16,443	56,994	47,185
Interest (income) expense, net	(595)	1,325	(680)	4,787
Provision for income taxes	1,124	2,773	9,211	7,562
Acquisition, restructuring and integration costs	411	290	760	1,465
Foreign exchange loss (gain), net	667	(2,607)	(7,113)	(723)
Merger related costs	6,093	—	6,093	—
Asset impairments and other costs	—	90	48	90
Adjusted EBITDA	$55,270	$50,646	$148,364	$129,922
Revenue	$154,358	$133,528	$437,628	$377,063
Net income margin	5%	12%	7%	6%
Adjusted EBITDA margin	36%	38%	34%	34%

Liquidity and Capital Resources

General

As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $129.2 million, which was held for working capital purposes, as well as the available balance on our Revolver, as defined below.

Our principal commitments consist of obligations under operating leases for office space and our purchase commitments related to hosting and data services. We lease office space under operating leases, which expire on various dates through November 2032 and the total noncancellable payments under these leases were $26.3 million as of September 30, 2025, $12.4 million of which will be paid within the next 12 months and $13.9 million thereafter. Total noncancellable rentals under subleases were $4.5 million as of September 30, 2025, $3.0 million will be received in the next 12 months and $1.5 million thereafter. Total noncancellable purchase commitments related to hosting services as of September 30, 2025 were $376.8 million for periods through 2029, of which $89.0 million is committed for the next 12 months and $287.8 million thereafter.

We have financed our operations primarily through cash on our balance sheet and debt financing. We believe our existing cash and cash equivalents, our Revolver and cash provided by operations will continue to be sufficient to meet our working capital and capital expenditure and cash needs for the next twelve months and the foreseeable future. Our future capital requirements will depend on many factors including the timing and closing of the Merger, the costs related to the Merger, our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, and global trade and market conditions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Some of our customers pay in advance for subscriptions, a portion of which is recorded as deferred revenue. Deferred revenue consists of the unearned portion of billed fees, which is recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2025, we had deferred revenue of $1.8 million, all of which was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

Credit Agreement

On June 17, 2025, we amended our credit agreement with various lenders (as amended, the "Credit Agreement"), which provides for $300.0 million in commitments for revolving credit loans (the "Revolver"), which amount may be increased to at least $550.0 million pursuant to the accordion feature, or decreased under specific circumstances, with a $30.0 million letter of credit sublimit, a $100.0 million alternative currency sublimit and a $30.0 million swingline loan sublimit, with a maturity date of June 17, 2030. In addition, the Credit Agreement provides for the ability to request incremental term loan facilities, in a minimum amount of $5.0 million for each facility. Borrowings under the Credit Agreement may be used for working capital, capital expenditures and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

The market interest rate on outstanding borrowings is based on SOFR with an applicable rate ranging from 1.50% to 2.25% per annum. We also pay a commitment fee during the term of the Credit Agreement ranging from 0.175% to 0.30% per annum of the average daily undrawn portion of the revolving commitments based on the Total Net Leverage Ratio (as defined in the Credit Agreement).

The Credit Agreement contains covenants requiring certain financial information to be submitted quarterly and annually. In addition, we are also required to comply with certain financial covenants such as maintaining a Total Net Leverage Ratio (as defined in the Credit Agreement) of 3.50 to 1.00 or lower and maintaining a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of September 30, 2025, the Company was in compliance with all covenants contained in the Credit Agreement. Based upon current facts and circumstances, we believe existing cash coupled with the cash flows generated from operations will be sufficient to meet our cash needs and comply with covenants.

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

Cash Flows

The table below presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

(in thousands)	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$109,719	$50,250
Net cash used in investing activities	(33,081)	(30,462)
Net cash used in financing activities	(34,397)	(87,358)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$42,241	$(67,570)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,364	(113)
Cash, cash equivalents and restricted cash, at beginning of period	87,335	127,290
Cash, cash equivalents and restricted cash, at end of period	$131,940	$59,607

Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $109.7 million, resulting from a net income of $31.4 million adjusted for non-cash expenses of depreciation and amortization of $51.6 million, stock-based compensation of $57.0 million, a deferred tax provision of $5.1 million and amortization of debt issuance costs of $0.4 million, partially offset by a decrease in working capital of $26.0 million, unrealized foreign currency gains of $7.7 million, and a $2.1 million reversal of credit losses. The decrease in working capital primarily reflects unfavorable timing of payments for operating expenses and taxes, as well as the payment of the annual employee bonus liability.

For the nine months ended September 30, 2024, net cash provided by operating activities was $50.3 million, resulting from a net income of $22.5 million adjusted for non-cash expenses of depreciation and amortization of $47.0 million, stock-based compensation of $47.2 million, bad debt expense of $0.9 million and amortization of debt issuance costs of $0.3 million, partially offset by a decrease in working capital of $50.6 million and a deferred tax benefit of $15.5 million, and unrealized foreign currency gains of $1.8 million. The decrease in working capital primarily reflects unfavorable timing of payments for operating expenses and taxes, as well as the payment of the annual employee bonus liability.

Investing Activities

Cash used in investing activities was $33.1 million for the nine months ended September 30, 2025, reflecting capitalized costs related to our internal use software of $32.2 million, and the purchase of property and equipment of $0.9 million.

Cash used in investing activities was $30.5 million for the nine months ended September 30, 2024, reflecting capitalized costs related to our internal use software of $28.9 million, and the purchase of property and equipment of $1.6 million.

Financing Activities

Cash used in financing activities was $34.4 million for the nine months ended September 30, 2025, due to a repayment of outstanding long-term debt of $35.0 million and debt issuance costs of $1.8 million, partially offset by proceeds of $2.3 million for share purchases under the ESPP and $0.2 million for stock options exercised.

Cash used in financing activities was $87.4 million for the nine months ended September 30, 2024, due to repayments of outstanding long-term debt of $90.0 million, partially offset by proceeds of $2.3 million for share purchases under the ESPP and $0.3 million for stock options exercised.

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

Market risks at September 30, 2025 have not materially changed from those discussed in the Annual Report on Form 10-K for the year ended December 31, 2024 under the heading Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk."
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes during the three months ended September 30, 2025, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors

For a discussion of the material risk factors that affect our Company, please see the risk factors disclosed in Part 1, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, in addition to the risks set forth below and the other information set forth in this Quarterly Report on Form 10-Q.

Uncertainties associated with the Merger could adversely affect our business, results of operations, financial condition and the trading price of our common stock.

On September 24, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. At closing of the Merger, our common stock will be delisted from The Nasdaq Global Select Market and we will cease to be a reporting company. Completion of the Merger is subject to various customary closing conditions, including receipt of required regulatory approvals. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons. We have incurred significant legal, accounting and other transaction costs, which are required to be paid regardless of whether the Merger is consummated.

The pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption to our ongoing operations and create uncertainties, any of which could have an adverse effect on our business, results of operations, financial condition, and trading price of our common stock, regardless of whether the Merger is completed. These risks include, but are not limited to:
•an adverse effect on our relationship with vendors, customers and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
•difficulties attracting and retaining key employees.

The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by termination of the Merger Agreement.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the per share consideration is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that the exchange of common stock for cash pursuant to the Merger will be a taxable transaction for United States federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of our Company.

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Parent, including (i) if the Merger is not consummated on or before March 24, 2026, (ii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing of the transactions contemplated by the Merger Agreement to not be satisfied and fails to cure such breach within the applicable cure period, or (iii) if any law, order or judgment preventing or prohibiting the Merger has become final and non-appealable. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline, we may experience negative reactions from the financial markets, including negative stock price impacts, or we may experience negative reactions from our business partners, and you may not recover your investment or receive a price for your shares of common stock similar to what has been offered pursuant to the Merger.

In addition, if the Merger Agreement is terminated by Parent under certain circumstances set forth in the Merger Agreement, the Company will be required to pay Parent a termination fee of $52.5 million. If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting or engaging in discussions or negotiations with respect to any alternative business combination transaction. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration provided for in the Merger Agreement.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, among other things, incurring debt; entering into, establishing, adopting, amending, modifying or terminating any Company employee benefit plan; increasing the compensation or employee benefits of any employee, contractor or service provider or hiring or terminating employees, contractors or service providers under certain circumstances (other than for cause); settling, releasing, waiving or compromising certain legal proceedings; materially changing our methods, principles or practices of financial accounting; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

We and our directors may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuit could prevent or delay the consummation of the Merger and/or result in substantial costs.

Putative stockholder complaints, including stockholder class action complaints, and other complaints that may be filed against us, our Board, parties involved in the Merger and others in connection with the transactions contemplated by the Merger Agreement may delay or prevent the consummation of the Merger. The outcome of any such demands and complaints or any litigation is uncertain, and we may not be successful in defending against these claims. Whether or not any claims are successful, this type of litigation could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, operating results and financial condition.

Item 2.        Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.
Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.        Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit Number	Description

2.1†
Agreement and Plan of Merger, dated as of September 24, 2025, by and among Integral Ad Science Holding Corp., Igloo Group Parent, Inc. and Igloo Group Acquisition Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 24, 2025).

3.1	Certificate of Incorporation of Integral Ad Science Holding Corp., dated June 29, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 2, 2021).

3.2	Bylaws of Integral Ad Science Holding Corp., dated June 29, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 2, 2021).

10.1
Support Agreement, dated as of September 24, 2025, by and among Integral Ad Science Holding Corp., Igloo Group Parent, Inc., Vista Equity Partners Management, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 24, 2025).

10.2
Restricted Stock Unit Award Agreement, dated as of August 6, 2025, by and between Integral Ad Science Holding Corp. and Alpana Wegner (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025).

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
†
Schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Ad Science Holding Corp. (Registrant)

Date: November 4, 2025	By:	/s/ Alpana Wegner
Alpana Wegner
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Alexis Gil II
Alexis Gil II
Chief Accounting Officer (Principal Accounting Officer)